Form 10-K405
PRUDENTIAL REALTY TRUST
filed 1995-03-29
CIK 771641

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


Commission file number 1-8965

                          PRUDENTIAL REALTY TRUST
          (Exact name of registrant as specified in its charter)


         Massachusetts                          22-6400284

(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


                Prudential Plaza, Newark, New Jersey 07102
            (Address of principal executive offices) (Zip code)

                               201-802-4302
           (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each
                                                 exchange
Title of each class                         on which registered


Income Shares of Beneficial Interest         New York Stock Exchange
Capital Shares of Beneficial Interest        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the Registrant's outstanding Income
Shares of Beneficial Interest and Capital Shares of Beneficial
Interest (the classes of voting stock) held by non-affiliates is $48,596,625 and $3,472,594 respectively, based on the last reported sale price on March 16, 1995.

The number of shares outstanding as of March 16, 1995 was 11,135,000 Income Shares of Beneficial Interest ($.01 par value),
($8.00 stated value) and 11,135,000 Capital Shares of Beneficial
Interest ($.01 par value).

Portions of the Trust's definitive proxy statement for the Annual
Meeting of Shareholders, to be held in 1995, are incorporated by reference in Part III hereof.

                             PRUDENTIAL REALTY TRUST
                                   (Registrant)

                                      INDEX



Item                                                  Page
No.                                                   No.

  Cover Page . . . . . . . . . . . . . . . . . .        -
  Index  . . . . . . . . . . . . . . . . . . . .        1

PART I

1.       Business. . . . . . . . . . . . . . . .        2

2.       Properties. . . . . . . . . . . . . . .        3

3.       Legal Proceedings . . . . . . . . . . .        5

4.       Submission of Matters to a Vote of
           Shareholders . . . . . . . . . . . . . .     5

PART II

5.       Market for the Registrant's Common Stock and Related
           Shareholder Matters. .  . . . . . . .        5

6.       Selected Financial Data . . . . . . . .        6

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations. .. . . . .        6

8.       Financial Statements and Supplementary Data   13

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure. . . . . . .       13

PART III

10.      Trustees and Executive Officers of the
           Registrant. . . . . . . . . . . . . .       13

11.      Executive Compensation. . . . . . . . .       13

12.      Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . .       13

13.      Certain Relationships and Related
           Transactions  . . . . . . . . . . . .       13
PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K   . . . . . . . . . . . . . . . 14

  Exhibit Index. . . . . . . . . . . . . . . . .       14

  Signatures . . . . . . . . . . . . . . . . . .       17

  Independent Auditors' Report . . . . . . . .         F-2

                                      PART I

Item 1. Business

Prudential Realty Trust (the "Trust"), a Massachusetts business trust, was formed pursuant to a Declaration of Trust dated June 19, 1985 and amended August 20, 1985. Since its inception the Trust has qualified as a real estate investment trust in accordance with the provision of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust has no employees.

The Trust anticipates that it will qualify as a real estate investment trust under the Code, for the years ended December 31, 1994 and 1993. The Trust is aware that in years prior to 1993 it did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the Trust as a real estate investment trust in years prior to 1993 is uncertain even though the Trust believes that the substantive requirements of the Code were satisfied. The Prudential Realty Advisors, Inc. (the "Advisor") has agreed to indemnify the Trust against any resulting taxes and related costs the Trust may incur. Accordingly, the Trust does not believe that there will be any adverse effect on its results of operations or financial condition.

The Trust's business consists of holding equity investments in income-producing properties in order to provide periodic distributions of cash flow from operations on the Income Shares of Beneficial Interest ("Income Shares") with the goal of realizing long-term capital appreciation for distribution on the Capital Shares of Beneficial Interest ("Capital Shares"). However, as more fully discussed in Item 7(b), Schedule of Pro Forma Distributable Cash Upon Liquidation, and based upon historical December 31, 1994 amounts, there would have been no available distributions to Capital Shareholders, if the Trust was liquidated on December 31, 1994.

The holders of the Income Shares are entitled, in general, to all Distributable Cash of the Trust (as defined in the Declaration of Trust) and, at or prior to the termination of the Trust, to redemption of such shares up to the stated value of $8.00 per share plus accrued and unpaid dividends. The holders of the Capital Shares are entitled to all other shareholder distributions which will, in general, include capital gains, if any, of the Trust. Dividends on the Capital Shares may be paid following the recognition of capital gains, if any, by the Trust. Capital Shareholders are also entitled to participate in the distribution of assets, if any, upon dissolution of the Trust after receipt by the Income Shareholders of the stated value of the Income Shares.

The Trust owns three properties which were purchased in 1985 for a combined cost of $99.9 million. The three properties are Huntington Business Campus, located in Melville, New York; Maple Plaza located in Parsippany, New Jersey; and 19 buildings in Park 100 ("Park 100") located in Indianapolis, Indiana. No other real estate investments will be made except those involving the expansion and rehabilitation of these properties.

On December 28, 1994, the Board of Trustees engaged J.P. Morgan Securities, Inc., an investment banking firm, to review and provide recommendations on the strategic options available to maximize the value of the Trust to its shareholders as it approaches its scheduled liquidation date. Subsequent to December 31, 1994, J.P. Morgan recommended that the Trustees proceed to solicit bids for the shares of the Trust or its assets, in the form of cash and/or stock. On February 9, 1995, the Board of Trustees accepted J.P. Morgan's and the Advisor's recommendation and the Trustees approved the engagement of J.P. Morgan to solicit bids for the Trust assets.

For additional information regarding the Trust's investments, operations and other significant events see Item 2, Properties, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Item 2. Properties

The Trust owns the following properties:

Maple Plaza, located in Parsippany, Morris County, New Jersey, consists of two three-story office buildings each containing approximately 146,500 net rentable square feet. The buildings are situated on two adjacent ten-acre sites located within the Prudential Business Campus in Parsippany, a New Jersey suburb located approximately 30 miles west of New York City. The Morris County market consists of approximately
21.9 million square feet of office space, of which approximately 25% was vacant at December 31, 1994. The Prudential Insurance Company of America ("The Prudential") completed the development of these buildings in 1984. At December 31, 1994 the property was 97% occupied. Major tenants include The Prudential, Royal Indemnity Insurance, AT&T, Chemical Bank and Summit Equities.

Huntington Business Campus, located in Melville, Long Island, New York, consists of two single-story, multi-tenanted office buildings which have a combined net rentable area of approximately 152,900 square feet. The Huntington Business Campus is located on approximately 13.5 acres near the intersection of the Long Island Expressway and New York State Route 110 in Melville, New York. The Melville market contains an estimated 4.5 million square feet of office space, of which approximately 16% was vacant at December 31, 1994. Tenant mix in the
area consists of aerospace, corporate and clerical offices.   The
Prudential developed and built the Huntington Business Campus in two phases from 1978 to 1981. Major tenants leasing office space in these buildings include: AT&T, ABD Sales, Inc., and Prudential Property and Casualty Insurance Company. At December 31, 1994, the property was 100% occupied. However, AT&T will be vacating approximately 40,000 square feet during 1995, which will result in 74% occupancy.

Park 100, located in Indianapolis, Indiana, consists of nineteen one-story industrial buildings which have a total net rentable area of approximately 1,358,600 square feet. The buildings are located within a complex containing over ninety industrial buildings. The 19 buildings are on ninety-seven acres of land. Park 100 is located immediately southeast of the intersection of Interstate 465 and West 86th Street in the northwest section of Indianapolis, Indiana. The Indianapolis market contains an estimated 165 million square feet of industrial space with a vacancy rate of approximately 5% at December 31, 1994. Prominent tenants located at Park 100 include: Inland Container, Marathon Electric, Gerber Products, and Handleman Company. At December 31, 1994, the Trust's properties at Park 100 were approximately 93% occupied.

Maple Plaza and Huntington Business Campus are suitable for use as office buildings. Park 100 is suitable for its use as an industrial park. The Trust owns all the properties in fee interest. The properties are adequately covered by insurance.

Occupancy rates for the properties for the past five years as of December 31, were as follows:


   Property                      1994     1993     1992     1991     1990
Maple Plaza                       97%      84%      39%      50%     100%

Huntington Business Campus       100       88       84       83       86

Park 100                          93       95       95       94       96


At December 31, 1994, the following tenants occupied more than 10% of the rentable square footage of each respective property:

Property            Tenant               Principal Nature of Business
Maple Plaza         AT&T                 Communications
                    The Prudential       Insurance

Huntington          AT&T                 Communications
Business            Prudential Property  Insurance
Campus              & Casualty Co.

The principal business, occupations and professions carried on in, or from the buildings are as follows:

Property            Principal business, occupation and professions
Maple Plaza         Executive and general offices; including
                    insurance, law, communications, and banking tenants

Huntington          Executive and general offices; including
Business            insurance, food brokerage and
Campus              communications tenants.

Property            Principal business, occupation and professions
Park 100            Warehousing, storage, shipping and light manufacturing
                    of various materials and products, and executive and general offices; including medical systems, windows, printing, containers, electric, plants, and food products.

Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Shareholders
None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related
        Shareholder Matters

The Trust has issued and outstanding two classes of equity securities:
Income Shares and Capital Shares. The principal market on which the Trust's shares are traded is the New York Stock Exchange. Dividend information and high and low sale prices, as reported on the New York Stock Exchange, are as follows:

                                        Income Shares
                           1994                              1993
                                      Cash                              Cash
                   Sale Price     Dividend          Sale Price      Dividend
Quarter Ended     High     Low    Declared         High     Low     Declared
December 31        $ 4  $3 1/2       $.07       $ 3 3/8      $3       $.04
September 30         4   3 1/2        .06         3 1/2   3 1/8        .04
June 30          3 5/8   3 3/8        .05         3 1/2   3 1/4        .04
March 31         3 5/8   3 1/4        .04         3 1/2   2 3/4        .04


                                     Capital Shares
                           1994                          1993
                       Sale Price                     Sale Price
Quarter Ended         High     Low                   High     Low
December 31         $13/64    $1/8                 $13/64   $9/64
September 30          7/32    5/32                  13/64     1/8
June 30               7/32    5/32                  11/64    7/64
March 31              7/32     1/8                   3/16     1/8


It is the Trust's intention to continue to distribute all of the Distributable Cash, as defined in the Declaration of Trust, to the Income Shareholders. Pursuant to the Declaration of Trust, dividends in respect of the Capital Shares may only be declared following the recognition of a capital gain, if any, by the Trust. No such capital gain has been recognized to date and, as a result, no dividends have been declared on the Capital Shares.

As of March 16, 1995, there were approximately 8,000 and 7,800 shareholders of record of the Trust's Income Shares and Capital Shares, respectively.

Item 6. Selected Financial Data

                                        Year Ended December 31,
                            1994      1993      1992      1991       1990
                            (Dollars in thousands, except per share data)
Results of Operations:
Property revenue         $ 11,662   $ 9,691    $9,586   $11,303   $13,391
Income (loss) from
  operations  (a)           2,509   (16,857)      904     3,342     4,981
Income (loss) from operations
  before depreciation and
  amortization              6,488   (12,443)    4,849     6,988     9,194
Net income (loss)  (a)        197   (18,783)     (777)    1,785     3,466
Distributable Cash          3,006     1,782     2,116     3,897     6,486

Per share:
Net income (loss) per
  Income Share             $ 0.02    $(1.69)   $(0.07)    $0.16    $ 0.31
Distributable Cash per
  Income Share               0.27      0.16      0.19      0.35      0.58

Shareholder Distributions (b):
Distributions declared    $ 2,450   $ 1,782   $ 2,227   $ 4,565   $ 7,182
Per share distributions      0.22      0.16      0.20      0.41     0.645



Financial Position:                         December 31,
                             1994      1993      1992       1991     1990
                                     (Dollars in Thousands)
Real estate owned, net    $71,515   $71,348    $85,984   $85,946   $86,080
Total assets               76,779    74,417     88,560    88,640    88,627
Total liabilities          20,127    15,513      9,090     6,166     3,373
Total shareholders' equity 56,652    58,904     79,469    82,474    85,254


(a) Net loss for the year ended December 31, 1993 is after the deduction for impairment loss.
(b) Distributions generated from operations for the quarters ended December 31 were declared and paid in the following year.
    Distributions reported herein are for the year in which they were declared and paid.

Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations

With respect to the Company's status as a real estate investment trust, see Item 1, Business, and the footnotes to the financial statements (Item 8).

Item 7.(a) Liquidity and Capital Resources

The Trust's initial working capital was established upon capitalization of the Trust and is augmented by cash generated from operations which may be set aside at the discretion of the Trustees subject to certain constraints set forth in the Declaration of Trust. It consists of cash and cash equivalents, accounts receivable and prepaid expenses less accounts payable and accrued expenses and amounts payable to the Advisor.

At December 31, 1994 working capital was $170,018 compared to ($855,758) at December 31, 1993. Loans payable of $16,975,000 at
December 31, 1994 and $13,395,000 at December 31, 1993, are not considered as a component of working capital as the Trust refinances the loans payable as they come due using its revolving credit agreement. The increase in working capital of $1,025,776 was primarily the result of increased occupancy at Maple Plaza in 1994 versus 1993, and the Trust's decision to increase the reserve for Distributable Cash.

The Trust's policy is to fund tenant alterations and leasing commissions utilizing the revolving credit agreement (see notes 4 and 10 to the Financial Statements). Other capital expenditures are reviewed, and at the discretion of the Trustees, may be funded entirely from property operations or financed, totally or in part, under the revolving credit agreement. During the year ended December 31, 1994, the Trust expended $4,146,605 for capital expenditures of which $3,675,295 represented tenant alterations and leasing commissions. A portion of these were financed under the credit agreement during 1994, with the remainder financed under the credit agreement in January 1995. The remaining $471,310 of capital expenditures was funded by working capital and includes approximately $417,000 for land improvements and exterior building improvements at Park 100, $29,000 for interior renovations at Maple Plaza, and $25,000 for land and building improvements at Huntington Business Campus.

Capital expenditures for the year ended December 31, 1993, totalled $6,876,676 of which $5,982,966 were for tenant alterations, leasing commissions and other significant capital expenditures which were financed under the line of credit. The remaining $893,710 of 1993 capital expenditures was funded by working capital.

Projected capital expenditures for 1995 total approximately $2,054,000 of which $1,756,000 are expected to be financed under the revolving credit agreement in accordance with the Trust's policy. These consist of tenant alterations and leasing commissions. The actual amount of such expenditures will depend upon the number of new leases, the needs of the particular tenants and the timing of lease executions. The remaining $298,000 includes land improvements and exterior building improvements at Park 100 and Huntington Business Campus. The Trust has no plans to acquire additional properties.

Cash provided by operating activities for 1994 was $4,752,472, an increase of $2,507,249 (112%) from 1993. This was due, in part, to an increase of $1,560,522 in income before depreciation, amortization and impairment loss for 1994 versus 1993 as described under Results of Operations.

In 1994, the Trust paid cash dividends totalling $2,449,700 ($0.22 per Income Share). Of this amount, $445,400 ($0.04 per Income Share) represented the remainder of Distributable Cash generated from 1993 operations. In 1993, cash dividends totalled $1,781,600, ($0.16 per Income Share), of which $445,400 ($0.04 per Income Share) represented the remainder of Distributable Cash from 1992 operations. It is the intent of the Trust to distribute, on an annual basis, all of the Distributable Cash generated from operations and to comply with Sections 856 through 860 of the Internal Revenue Code.

On February 2, 1993 the Trust amended the revolving credit agreement with First Fidelity Bank, N.A. New Jersey. First Fidelity Bank has increased the total amount available to the Trust from $10 million to $20 million for the duration of the Trust (not to extend beyond August 28, 1999). Under the amendment, the LIBOR and Certificate of Deposit interest rate options accrue interest at the applicable rate plus 1%.

Management anticipates that ongoing operations and the revolving credit agreement will satisfy the Trust's liquidity needs over the next 12 months. Loans under the credit agreement mature annually or quarterly, but each may be extended for additional periods until the agreement expires. Management anticipates continuing to extend the maturity of outstanding loans under this agreement.
Item 7.(b) Results of Operations

1994 as compared with 1993

Net income for 1994 was $197,140, an increase of $18,980,461 from the net loss of $18,783,321 for 1993. This was due primarily to an impairment loss totalling $16,985,453 relating to the Maple Plaza property recognized in 1993, as discussed below. The Trust's income before depreciation, amortization and impairment loss for 1994 increased $1,560,522 (59.6%) from 1993. This is primarily due to greater income from property operations in 1994, as discussed below. Income from property operations before depreciation and amortization and impairment loss for 1994 was $6,488,490 as compared to $4,542,263 for 1993.

At Maple Plaza, income from property operations before depreciation, amortization and impairment loss was $2,257,500 as of December 31, 1994, an increase of $1,856,900 (463.5%) from the comparable amount of $400,600 in 1993. This increase was primarily the result of higher revenues due to increased leasing activity during late 1993 and 1994. As of December 31, 1994, Maple Plaza was 97% leased as compared to 84% at December 31, 1993.

While vacancy rates in the Northern New Jersey market declined during 1994, they still remain at relatively high levels. However, during 1994, net absorption of space in the Morris County submarket reached its highest level in the last five years. While the oversupply of space keeps downward pressure on rents, the lack of large blocks of quality space, combined with the increased demand for space as evidenced by the high level of absorption, should lead to continued improving market conditions during 1995.

At Huntington Business Campus, income from operations before depreciation and amortization for 1994 was approximately $1,196,000, a decrease of $136,000 (10.2%) from the comparable amount of $1,332,000 in 1993. This decrease was primarily due to lower occupancy levels in early 1994 versus 1993. As of December 31, 1994, Huntington Business Campus was 100% leased as compared to 88% in 1993. However, AT&T will be vacating approximately 40,000 square feet during 1995, which will result in occupancy of 74%. No other leases are scheduled to expire in 1995.

During 1994, conditions improved throughout the Long Island market. The lack of new development combined with the scarcity of large blocks of Class A space, have led to strengthening market conditions for the first time in the last several years. While vacancy rates remain high, much of the available space is concentrated in the
Class B and C properties.   Assuming continued economic growth in
the Long Island economy, conditions during 1995 should continue to improve.

At Park 100, income from operations before depreciation and amortization was $3,037,000 in 1994, an increase of $278,000 (10.1%)
from the comparable amount of $2,759,000 in 1993. During the year, 16 new leases were entered into totalling 85,400 square feet and 16 existing leases were renewed covering 218,900 square feet. Park 100 is 93% leased as of December 31, 1994. In 1995, 36 leases totaling 318,000 square feet, 23.4% of the total rentable area of the property, are scheduled to expire. The Trust is presently marketing its vacant space and is discussing renewal terms with the current tenants.

In December 1994, the Trust became aware of soil contamination at one of its smaller Park 100 properties. The contamination involves an underground storage tank. Based on the opinion of a consulting engineer the Trust has begun remediation proceedings and, depending on the outcome of future tests, currently estimates the cost of cleaning the site to range from $100,000 to $150,000. Based on information currently available, the Trust has recorded a loss contingency of $100,000 in Park 100's operating expenses for the year ended December 31, 1994. The Trust is not aware of any other potential environmental liabilities at any of it's other properties.

Interest income is earned on the investment of excess cash in short-term securities. Interest income was $42,827 in 1994, an increase of $25,580 (148%) from the comparable amount of $17,247 in 1993. This was the result of increased balances invested during 1994 and higher interest rates in 1994.

Interest expense is related to loans outstanding under the revolving credit agreement. Interest expense was $843,548 in 1994, an increase of $354,593 (72.5%) from the comparable amount of $488,955 in 1993. This was the result of increased balances outstanding under the Trust's revolving credit agreement during 1994 and higher interest rates in 1994. The outstanding balance at December 31, 1994 was $16,975,000 compared to $13,395,000 at December 31, 1993.

Portfolio management fee and other expenses were $1,510,922 in 1994, an increase of $32,684 (2.2%) from the comparable amount of $1,478,238 in 1993.

During 1994, the Trust entered into a total of 23 new leases totalling 159,900 square feet and renewed or expanded 18 existing leases covering 233,905 square feet.

The current conditions in the markets that the properties are located in continue to improve. Although rental rates on new leases have not increased significantly, leasing activity has increased and rental concessions to attract new tenants have been reduced. This has resulted in a higher net income and Distributable Cash for 1994 as compared to 1993.

Annual Appraisal

The Trust's properties are appraised annually by independent real estate appraisers (members of the Appraisal Institute). The analysis, opinions and conclusions of the independent real estate appraisers are subject to general assumptions and limiting conditions set forth in the appraisal. An appraisal is only an estimate of value and should not be relied upon as a measure of realizable value. In 1994, three separate appraisers were utilized:
(1) Pearson Partners, Inc. for Maple Plaza, (2) Marchitelli Barnes & Company, Inc. for Huntington Business Campus, and (3) US Realty Consultants, Inc. for Park 100.

Based on the appraisals conducted as of December 31, 1994 the appraised value of the Trust's properties was $73,700,000, an increase of $8,500,000 (13%) from the appraised value of $65,200,000 as of December 31, 1993. This increase is primarily due to higher occupancy at the office properties. The Trust's properties are carried at cost, net of allowances for accumulated depreciation and impairment. The ultimate recovery of the carrying amount of the properties is dependent on the successful operation and sale of the properties.

The Advisor monitors the effects of current and expected market conditions and other factors used in estimating the recovery of the carrying amount of the properties. Such estimates necessarily include assumptions, which may include anticipated improvements in market conditions for real estate, that may or may not occur. The more significant assumptions involve estimates of: lease absorption and rental rates; real estate values and rates of return; operating expenses and capital expenditures; and the expected holding period prior to sale of the Trust's properties.

Amounts expected to be recoverable from future operations and ultimate sale were greater than the carrying value of the properties as of December 31, 1994. As a result, there was no loss on impairment for the year ended December 31, 1994.

Amounts that were expected to be recoverable from future operations and ultimate sale were less than the carrying value of the Maple Plaza property as of December 31, 1993. As a result, the carrying value of the property was reduced to fair market value as of December 31, 1993, based on the 1993 appraisal. The effect of this reduction in carrying value resulted in a loss on impairment of $16,985,453 which is included in the Statement of Operations for the year ended December 31, 1993.

The impairment was the result of the effects of the scheduled
liquidation of the Trust between 1996 and 1997.   For the year ended
December 31, 1993, the Trust assumed that income from the operations of Maple Plaza would have been received for only two-to-four more years.

1993 as compared with 1992

The Trust's income before depreciation, amortization and impairment loss for 1993 decreased approximately $551,953 or (17.4%) from 1992. This was primarily due to lower income from property operations in 1993, as discussed below. Income from property operations before depreciation, amortization and impairment loss for 1993 was $4,542,263 as compared to $4,849,191 for 1992.

At Maple Plaza, income from operations before depreciation, amortization and impairment loss was $400,600, a decrease of $220,400 (35.5%) from the comparable amount of $621,000 in 1992. As of December 31, 1993, Maple Plaza was 84% leased as compared to 39% at December 31, 1992. The higher revenues from the increased leasing activity were offset by the increased operating expenses in addition to the decline in expense recoveries due to the expiration of Nabisco's lease in 1992.

At Huntington Business Campus, income from operations before depreciation and amortization for 1993 was approximately $1,332,000, an increase of $15,000 (1.1%) from the comparable amount of $1,317,000 in 1992. As of December 31, 1993, Huntington Business Campus was 88% leased, as compared to 84% at December 31, 1992.

At Park 100, income from operations before depreciation and amortization was $2,759,000 in 1993, a decrease of $200,000 (6.8%)
from the comparable amount of $2,959,000 in 1992. During the year, 22 new leases were entered into totalling 143,400 square feet and 27 existing leases were renewed covering 145,600 square feet. Park 100 was 95% leased as of December 31, 1993.

Interest income was $17,247 in 1993, a decrease of $33,930 (66.2%) from the comparable amount of $51,177 in 1992. This was the result of lower short-term interest rates during 1993 in addition to lower amounts invested.

Interest expense was $488,955 in 1993, an increase of $176,298 (56.4%) from the comparable amount of $312,657 in 1992, despite lower interest rates in 1993. This was the result of increased balances outstanding under the Trust's revolving credit agreement during 1993. The outstanding balance at December 31, 1993 was $13,395,000 compared to $7,006,000 at December 31, 1992.

Portfolio management fee and other expenses 1993 were $1,478,238 in 1993, an increase of $58,805 (4.1%) from the comparable amount of $1,419,433 in 1992.

During 1993, the Trust entered into a total of 28 new leases totalling approximately 228,305 square feet and renewed or extended 33 existing leases covering 176,102 square feet.

Reconciliation of Net Income (Loss) to Distributable Cash

Management believes that the following reconciliation is useful in understanding the sources of the dividends available to Income
Shareholders and potential investors and assessing the future cash flows from the Trust.

                                           Year Ended December 31,
                                    1994           1993             1992
Net income (loss)               $  197,140    $(18,783,321)     $(777,326)
Depreciation and amortization    3,979,707       4,414,193      3,945,604
Provision for doubtful accounts,
  net of write-offs                 (5,355)        (41,457)        29,881
Net rental concessions earned     (278,449)       (574,747)      (582,974)
Gain on sale of land                     0         (24,008)             0
Loss on impairment of property           0      16,985,453              0
Increase in cash reserve          (886,593)       (194,513)      (499,535)

Distributable Cash             $ 3,006,450   $   1,781,600      $2,115,650
Distributable Cash Per
  Income Share                 $      0.27      $     0.16      $     0.19


Since the Trust is expected to have net income for 1995, the Trust believes that Distributable Cash will be available during 1995 and the Trust will continue to pay dividends.

Schedule of Pro Forma Distributable Cash Upon Liquidation-- Based on December 31, 1994 Amounts

Upon the decision to liquidate the Trust, the properties will be sold and the available cash used to settle outstanding liabilities. The Income Shares will then be redeemed up to their stated value of $8.00 per share. Any remaining assets, if any, in excess of such $8.00 per Income Share, will be distributed to the Capital Shareholders.

The schedule below sets forth the resultant distribution to shareholders of the Trust as if the Trust were liquidated based on amounts as of December 31, 1994.


                                                    Amounts in
                                                    thousands

Gross proceeds on sale of properties . . . . .     . .$73,700
Less:  Selling commissions and expenses. . . . . .     (2,211)
        Additional state and local taxes
           related to the sale . . . . .      . . . . .  (523)
Net proceeds upon sale of properties . . . .      . . .70,966

Distribution to Income Shareholders of fourth
  quarter 1994
   Distributable Cash       . . . . . . . . . . . . . .(1,002)
Repayment of loans payable at December 31, 1994    . .(16,975)
Settlement of receivables and payables at
  December 31, 1994, related to operations:
    Accounts receivable.      . . . . . . . . . . . . .   486
    Accounts payable, accrued expenses, due to advisor
      and other liabilities. .      . . . . . . . . . .(3,152)

Cash on hand        . . . . . . . . . . . . . . . . . . 2,253
Pro Forma cash available upon liquidation. . . .    .$ 52,576

Resultant Pro Forma cash (assumes 11,135,000
    shares of each class outstanding) Per:
    Income Share . . . . . . . . . . . . . . . . .     $4.72
    Capital Share. . . . . . . . . . . . . . . . .     $  -0-



The above schedule assumes that the properties are sold for their appraised values at December 31, 1994. No assurance can be given that the properties could have been sold for their appraised values. Gross sale proceeds are reduced by a provision of 3% of the gross selling price for estimated commissions and expenses, plus estimated local transfer taxes and state gross receipts taxes to arrive at net sale proceeds. The distribution of fourth quarter Distributable Cash to Income Shareholders represents the quarterly dividend of $0.09 declared on February 9, 1995 and paid on March 1, 1995.

Since the pro forma cash available upon liquidation, based on historical December 31, 1994 amounts, would not exceed $8.00 per Income Share, there would be no available distribution to Capital
Shareholders.


Item 7.(c) Effects of Inflation

The Trust has not experienced any significant effects from inflation during recent years. To the extent that inflation in future periods may have an adverse impact on property operating expenses, the Trust has generally structured its leases to require the tenant to pay some portion of a property's operating expenses. As a result of these lease provisions, increases due to inflation generally do not have a significant adverse effect upon the Trust's operating results. However, since no expenses are recovered on unrented space, the Trust will be exposed to the effects of inflation on such space.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.
                                  PART III

Item 10.  Trustees and Executive Officers of the Registrant

The information set forth on pages 2, 3 and 4 of the definitive proxy statement for the 1994 Annual Meeting of Shareholders regarding the Trustees and officers of the Trust is incorporated herein by reference.

Item 11.  Executive Compensation

The information set forth on page 4 of the definitive proxy statement for the 1994 Annual Meeting of Shareholders regarding executive compensation is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information set forth on pages 1 and 2 of the definitive proxy statement for the 1994 Annual Meeting of Shareholders regarding security ownership is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information set forth on pages 4 and 5 of the definitive proxy statement for the 1994 Annual Meeting of Shareholders regarding certain relationships and related transactions is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

 (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

  3. Exhibits

     The following is a list of Exhibits to the Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 20 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

  3.1     Declaration of Trust, filed as Exhibit 3(a) to
          Registration Statement No. 2-98520 and Amendment No. 1 to the Declaration of Trust, filed as Exhibit 3(b) to Amendment No. 2 to Registration Statement No. 2-98520 and incorporated herein by reference.

  3.2     Trustees' Regulations, filed as Exhibit 3(b) to
          Registration Statement No. 2-98520 and incorporated herein by reference.


3.2.1     Amendment to Trustees' Regulations, adopted February 6,
          1986, filed as Exhibit 3.2.1 to a report on Form 10-K for the year ended December 31, 1985 (File No. 1-8965) and incorporated herein by reference.

  4.1     Form of Certificate for Income Shares filed as Exhibit
          4(a) and Capital Shares filed as Exhibit 4(b) to
          Amendment No. 2 to Registration Statement No. 2-98520 and incorporated herein by reference.

  9. None.

 10.1     Form of Advisory Agreement between the Registrant and
          The Prudential Realty Advisors, Inc., filed as Exhibit
          10(a) to Amendment No. 3 to Registration Statement No.
          2-98520 and incorporated herein by reference.

 10.2 Amendment dated May 14, 1987 to Advisory Agreement between the Registrant and the Prudential Realty
          Advisors, Inc., filed as Exhibit 10.2 to December 31,
          1993 Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.3 Amendment dated May 10, 1993 to Advisory Agreement between the Registrant and the Prudential Realty Advisors, Inc., filed as Exhibit 10.3 to December 31, 1993 Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.4 Form of Property Management Agreement between the Trust and Property Management System, Inc. with respect to Huntington Business Campus filed as Exhibit 10(e) to Amendment No. 2 to Registration Statement No. 2-98520 and incorporated herein by reference.

 10.5 Form of Property Management Agreement between the Trust and Premisys Real Estate Services, Inc. with respect to
          Maple Plaza filed as part of an exhibit to The
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8965) and incorporated herein by reference.

 10.6 Form of Property Management Agreement between the Trust and PREMISYS Real Estate Services, Inc. with respect to
          Park 100 filed as part of an exhibit to The
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8965) and incorporated herein by reference.

 10.7 Amendment to Property Management Agreement between the Trust and PREMISYS Real Estate Services, Inc. with respect to Park 100 filed as Exhibit 10.7 to December 31, 1993 Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.8 Revolving Credit Agreement dated as of December 18, 1986, between the Trust and First Fidelity Bank N.A. New Jersey filed as Exhibit 4.2 to December 31, 1986 Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.9     Amendment dated February 2, 1993 to Revolving Credit
          Agreement filed as Exhibit 10.6 to December 31, 1992
          Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.10    Amendment dated June 30, 1993 to Revolving Credit
          Agreement filed as Exhibit 10.10 to December 31, 1993
          Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.11 Tax Indemnification Agreement dated March 30, 1994 between Prudential Realty Advisors, Inc., and the Trust filed as Exhibit 10.11 to December 31, 1993 Form 10-K (File No. 1-8965) and incorporated herein by reference.

 10.12    Engagement letter dated December 28, 1994, between the
          Trust and J.P. Morgan & Co., Inc., filed as part of this report.

 11.  Inapplicable.
 12.  Inapplicable.
 13.  Inapplicable.
 16.  Inapplicable.

 18.  None.
 21.  None.

 22.  None.
 23.  Inapplicable.

 24. (i) Executed Power of Attorney of Francis L. Bryant, Jr. filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8965) and incorporated herein by reference.

     (ii) Executed Power of Attorney of Thomas F. Murray filed as an exhibit to the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1985 (File No. 1-8965) and
          incorporated herein by reference.

    (iii) Executed Power of Attorney of Richard J. Boyle filed as an exhibit to the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1991 (File No. 1-8965) and
          incorporated herein by reference.

     (iv) Executed Power of Attorney of James W.
          McCarthy filed as an exhibit to the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8965) and incorporated herein by reference.

 27.  Inapplicable.
 28.  None.
          (b) Reports on Form 8-K

              On June 3, 1994, the Trust filed a Form 8-K to report the resignation of Mr. Brian J. Strum as President, Trustee and Chairman of the Board of Trustees, and incorporated herein by reference.

              On June 9, 1994, the Trust filed a Form, 8-K to report the election by the Unaffiliated Trustees of Mr. Jeffrey L. Danker as President, Trustee and Chairman of the Board of Trustees to replace Mr. Strum, and incorporated herein by reference.

              On February 15, 1995, The Trust filed a Form 8-K to report the Trust's fourth quarter dividend and earnings, the approved engagement of J.P. Morgan Securities, Inc.
              to begin to solicit bids for the Shares of the Trust or its assets, in the form of cash and/or stock, and the appraised value of the Trust's properties as of December 31, 1994.

          c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             Prudential Realty Trust
                             Registrant

Date:  March 29, 1995
                             By:  /s/Jeffrey L. Danker
                             Jeffrey L. Danker
                             President, Trustee and Principal
                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                      Title                         Date



/s/Jeffrey L. Danker        President, Trustee and
Jeffrey L. Danker           Principal Executive Officer    March 29, 1995

/s/Joseph M. Selzer         Vice President, Trustee,
Joseph M. Selzer            Treasurer and Principal
                            Financial Officer              March 29, 1995

          *                 Trustee                        March 29, 1995
Francis L. Bryant


          *                 Trustee                        March 29, 1995
Thomas F. Murray


          *                 Trustee                        March 29, 1995
Richard Boyle


/s/Stephen C. Parker        Vice President and
Stephen C. Parker           Secretary                      March 29, 1995

/s/James W. McCarthy        Vice President, Comptroller
James W. McCarthy           and Principal Accounting
                            Officer                        March 29, 1995


                         * By: /s/Stephen C. Parker
                               Stephen C. Parker
                                (Attorney-in-fact)

                            ANNUAL REPORT ON FORM 10-K

                        ITEM 8, ITEM 14(a)(1), (2) AND (c)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                 CERTAIN EXHIBITS

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED DECEMBER 31, 1994

                              PRUDENTIAL REALTY TRUST

Form 10-K-Item 14 (a)(1) and (2)
Prudential Realty Trust


List of Financial Statements and Financial Statement Schedules


The following financial statements of Prudential Realty Trust are included in
Item 8:

                                                            Page
                                                           Number

Independent Auditors' Report . . . . . . . . . . . . . .    F-2

Financial Statements:

    Balance Sheets - - December 31, 1994 and 1993. . . .    F-3

    Statements of Operations - - Years Ended
       December 31, 1994, 1993 and 1992. . . . . . . . .    F-4

    Statements of Shareholders' Equity - -
       Years Ended December 31, 1994, 1993 and 1992. . .    F-5
    Statements of Cash Flows - -
       Years Ended December 31, 1994, 1993 and 1992. . .    F-6

    Notes to Financial Statements - - December 31, 1994.    F-7



Schedules:

   II - Valuation and Qualifying Accounts
          Years Ended December 31, 1994, 1993 and 1992 .    F-16

  III - Real Estate Owned and Accumulated Depreciation - -
          December 31, 1994. . . . . . . . . . . . . . .    F-17


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

DELOITTE & TOUCHE LLP                    Two Hilton Court
                                         P.O. Box 319
                                         Parsippany, New Jersey 07054-0319



                     INDEPENDENT AUDITORS' REPORT


To the Trustees and Shareholders of
   Prudential Realty Trust
Newark, New Jersey

We have audited the accompanying balance sheets of the Prudential Realty Trust as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994.
Our audits also included the financial statements schedules listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trust's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Prudential Realty Trust as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/Deloitte & Touche, LLP
Deloitte & Touche, LLP
February 23, 1995

                             PRUDENTIAL REALTY TRUST
                                 BALANCE SHEETS


                                                   December 31,
                                                 1994         1993
ASSETS
Real estate owned, net  (Note 2) . . . .     $71,514,788  $71,347,890
Cash and cash equivalents. . . . . . . . . . . 2,253,075      516,908
Accounts receivable (net of
 allowance for doubtful accounts of
 $11,552 in 1994 and $37,239 in 1993). . . . .   486,148      256,934
Prepaid expenses . . . . . . . . . . . . . . .    83,333       94,405
Deferred rent receivable . . . . . . . . . . . 2,366,718    2,088,269
Deferred financing costs (net of accumulated
 amortization of $75,000 in 1994 and . . . . .
 $37,500 in 1993). . . . . . . . . . . . . .      75,000      112,500

TOTAL ASSETS . . . . . . . . . . . . . .     $76,779,062  $74,416,906


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and
  accrued expenses  (Note 5)                  $2,376,430  $ 1,489,342
Loans payable (Notes 4 and 11) . . . . . . . .16,975,000   13,395,000
Due to advisor (Note 3). . . . . . . . . . . .   276,108      234,663
Security deposits. . . . . . . . . . . . . . .   403,443      294,295
Other liabilities. . . . . . . . . . . . . . .    96,321       99,286

Total Liabilities. . . . . . . . . . . . . . .20,127,302   15,512,586

Income Shares ($.01 par value,
  8.00 stated value) 11,135,000
   shares authorized, issued and
   outstanding .                             .89,080,000   89,080,000

Capital Shares ($.01 par value)
  11,135,000 shares authorized,
   issued and outstanding. . . .   . . . . . .   111,350      111,350

Additional paid-in capital . . . . . . . . . .12,879,052   12,879,052

Distributions in excess of net income  . . . (45,418,642) (43,166,082)

Total Shareholders' Equity . . . . .          56,651,760   58,904,320

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . $76,779,062  $74,416,906

See Notes to Financial Statements.

                             PRUDENTIAL REALTY TRUST
                             STATEMENTS OF OPERATIONS


                                              Year Ended December 31,
                                           1994          1993       1992

REVENUES
Property revenue . . . . . . . .     $ 11,662,252    $9,690,863   $9,585,901

EXPENSES

Operating expenses . . . . . . .        5,173,762     5,148,600    4,736,710
Depreciation and amortization.      .   3,979,707     4,414,193    3,945,604
Loss on impairment of property
 (Note 2). . . . . . . . . . .                  0    16,985,453            0

Total expenses from operations .        9,153,469    26,548,246    8,682,314

 Income (loss) from operations      .   2,508,783   (16,857,383)     903,587

Interest income. . . . . . . . .           42,827        17,247       51,177

Interest expense . . . . . . . .          843,548       488,955      312,657

Portfolio management fee
 and other expenses (Note 3) . .        1,510,922     1,478,238    1,419,433
Gain on sale of land (Note 10) .                0        24,008            0

 NET INCOME (LOSS) . . . . . .  .     $   197,140  $(18,783,321)   $(777,326)

 NET INCOME (LOSS) PER INCOME SHARE   $      0.02  $      (1.69)   $   (0.07)

Number of shares of each class
 outstanding . . . . . . . . . .       11,135,000    11,135,000   11,135,000






See Notes to Financial Statements.

                           PRUDENTIAL REALTY TRUST
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                 Year Ended December 31, 1994, 1993 and 1992

                                    Additional  Distributions    Total
                Income    Capital     Paid-in   in Excess of  Shareholders'
                Shares    Shares      Capital    Net Income     Equity
Balance,
  1/1/92    $89,080,000  $111,350  $12,879,052  $(19,596,835)  $82,473,567

Net Loss                                            (777,326)     (777,326)

Distributions
 to Income Shares                                 (2,227,000)   (2,227,000)

Balance,
  12/31/92   89,080,000   111,350   12,879,052   (22,601,161)   79,469,241

Net Loss                                         (18,783,321)  (18,783,321)

Distributions
 to Income Shares                                 (1,781,600)   (1,781,600)

Balance,
  12/31/93   89,080,000   111,350   12,879,052   (43,166,082)   58,904,320

Net Income                                           197,140       197,140

Distributions
 to Income Shares                                 (2,449,700)   (2,449,700)

Balance,
  12/31/94  $89,080,000  $111,350  $12,879,052  $(45,418,642)  $56,651,760


Number of shares of each class authorized, issued and outstanding:
11,135,000 shares during each of the three years in the period ended
December 31, 1994.

See Notes to Financial Statements.

                             PRUDENTIAL REALTY TRUST
                             STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents


                                           Year Ended December 31,
                                        1994            1993           1992

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $ 197,140  $(18,783,321)  $ (777,326)
  Adjustments to reconcile
    net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization     3,979,707     4,414,193    3,945,604
      Net rental concessions earned      (278,449)     (574,747)    (582,974)
      Gain on sale of land                      0       (24,008)           0
      Loss on impairment of property            0    16,985,453            0
        Changes in assets and liabilities:
            (Increase)/Decrease in
              accounts receivable,
              prepaid expenses and
              other assets               (180,642)      310,008      (74,532)
            Increase/(Decrease) in
              accounts payable and
              accrued expenses, due
              to advisor, security
              deposits and other
              liabilities               1,034,716      (82,355)      257,205
 Net cash provided by operating
  activities                            4,752,472    2,245,223     2,767,977

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to real estate owned       (4,146,605)  (6,876,676)   (3,983,650)
  Proceeds on condemnation                      0      252,517             0
Net cash used in investing activities  (4,146,605)  (6,624,159)   (3,983,650)

CASH FLOWS FROM FINANCING ACTIVITIES
  Drawdown on credit agreement         12,443,000   14,110,000     8,438,000
  Repayment of credit agreement        (8,863,000)  (7,721,000)   (5,771,000)
  Distributions to Income Shareholders (2,449,700)  (1,781,600)   (2,227,000)
Net cash provided by financing
 activities                             1,130,300    4,607,400       440,000

Net increase/(decrease) in cash and
   cash equivalents                     1,736,167      228,464      (775,673)
Cash and cash equivalents -
   beginning of year                      516,908      288,444     1,064,117

CASH AND CASH EQUIVALENTS -
   END OF YEAR                        $ 2,253,075  $   516,908    $  288,444

Supplemental Information:
   Interest paid                      $   715,395   $  397,470    $  308,002
   Taxes paid, state                  $    57,079   $  104,371    $  125,218

See Notes to Financial Statements.

                            PRUDENTIAL REALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1994


NOTE 1 - DESCRIPTION OF TRUST AND SUMMARY OF SIGNIFICANT ACCOUNTING

 POLICIES

Description of Trust - Prudential Realty Trust (the "Trust"), a Massachusetts business trust, was formed pursuant to a Declaration of Trust dated June 19, 1985 to acquire income producing real estate properties. The Trust intends to hold these properties for a period of approximately 10 1/2 years from the date of formation. After that time, it will dispose of any remaining properties in an orderly fashion within a period of approximately 18 months. Therefore, the Trust is self-liquidating. This holding period may be extended by up to two years if recommended by a majority of the Trustees, including a majority of the Unaffiliated Trustees, and approved by the holders of a majority of each class of Shares outstanding.
See Footnote 11 for Subsequent Events.

The Trust sold 11,115,000 Units in an initial public offering resulting in proceeds to the Trust of $102,813,750 net of underwriting discounts and commissions, before deducting offering expenses of $943,348. Prior to the offering the Trust sold 20,000 Units to The Prudential Realty Advisors, Inc. (the "Advisor"), a wholly-owned indirect subsidiary of The Prudential Insurance Company of America ("The Prudential"). Each Unit then separated into one Income Share of Beneficial Interest ("Income Shares") ($.01 par value; $8.00 stated value) and one Capital Share of Beneficial Interest ("Capital Shares") ($.01 par value), which are separately transferable. Since the Trust will not issue any additional Income Shares or Capital Shares it is a closed-end trust.

The holders of the Income Shares are entitled, in general, to all Distributable Cash of the Trust (as defined in the Declaration of Trust) and, at or prior to the termination of the Trust, to redemption of such shares up to the stated value of $8.00 per share plus accrued and unpaid dividends. The holders of the Capital Shares are entitled to all other shareholder distributions which will, in general, include capital gains of the Trust. Dividends on the Capital Shares may be paid following the recognition of capital gains by the Trust. Capital Shareholders are also entitled to participate in the distribution of assets, if any, upon dissolution of the Trust after receipt by the Income Shareholders of the stated value of the Income Shares.

Certain reclassifications have been made to the prior years financial statements to conform them to the current year presentation.

The following is a description of the more significant accounting policies used in preparation of the financial statements:

Cash and Cash Equivalents - Cash equivalents include U.S. Treasury bills and other securities with original maturities of three months or less. Securities are valued at amortized cost which, with accrued interest, approximates market value.

                            PRUDENTIAL REALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               DECEMBER 31, 1994

Real Estate Owned - Real estate owned by the Trust is carried at cost less allowances for accumulated depreciation and impairment and includes land; land improvements; building improvements; furniture, fixtures and equipment; tenant alterations and leasing commissions. The Trust will capitalize any asset that extends a property's useful life and/or substantially increases its value. Tenant alterations represent the cost of constructing or finishing tenant space under the terms of a lease for that space. Leasing commissions represent payments made to the leasing agent as compensation for the negotiation and consummation of a lease.

Depreciation - Depreciation expense on real estate owned is computed using the straight-line method over 40 years for buildings and shorter periods (generally five years to 20 years) for certain other improvements. Tenant alterations and leasing commissions are amortized over the terms of the respective leases.

Revenue Recognition - Revenue from tenant operating leases, which provide for rental concessions and scheduled rental increases, is recognized on a straight-line basis over the terms of the respective leases.

Taxes - The Trust anticipates that it will qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code") , for the years ended December 31, 1994 and 1993. The Trust is aware that in years prior to 1993 it did not follow a procedural requirement of the
Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the Trust as a real estate investment trust in years prior to 1993 is uncertain even though the Trust believes that the substantive requirements of the Code were satisfied. The Prudential Realty Advisors, Inc. (the "Advisor") has agreed to indemnify the Trust against any resulting taxes and related costs the Trust may incur. Accordingly, the Trust does not believe that there will be any adverse effect on its results of operations or financial condition.

Since the Trust intends to distribute all of its net taxable income to its shareholders, and in view of the indemnification agreement referred to above, no provision has been made for federal income taxes. The Trust pays applicable state taxes. See notes 3 and 7.

NOTE 2 - REAL ESTATE OWNED

The Trust's real estate investments and the related allowances for accumulated depreciation and impairment were as follows:


                              December 31, 1994         December 31, 1993
Land                             $11,503,816              $11,503,816
Buildings and Improvements        94,176,266               93,409,576
Tenant Alterations and
  Leasing Commissions             17,352,526               12,892,943
Construction in Progress           1,436,424                2,516,090
Cost of Real Estate Owned        124,469,032              120,322,425
Less Allowances for Accumulated
  Depreciation and Impairment     52,954,244               48,974,535
Real Estate Owned               $ 71,514,788             $ 71,347,890

                         PRUDENTIAL REALTY TRUST
                NOTES TO FINANCIAL STATEMENTS--CONTINUED
                           DECEMBER 31, 1994

NOTE 2 - REAL ESTATE OWNED cont.

Real estate owned by the Trust is carried at cost less allowances for accumulated depreciation and impairment. The Trust has a process in place which compares the carrying amount of the Trust properties to the sum of future economic benefits expected to be recovered from the property in the foreseeable future. If the carrying amount of the property is no longer recoverable through future economic benefits, an impairment loss exists and a write-down of the carrying amount of the property is recorded.

Amounts expected to be recoverable from future operations and ultimate sale based on an inde- pendent appraisal report are greater than the carrying value of the Trust properties as of December 31, 1994. As a result, there is no loss on impairment for the year ended December 31, 1994.

Amounts expected to be recoverable from future operations and ultimate sale were less than the carrying value of the Maple Plaza property as of December 31, 1993. As a result, the carrying value of the property was reduced to fair value as of December 31, 1993, based on an independent appraisal report. The effect of this reduction in carrying value resulted in a loss on impairment of $16,985,453 which is included in the 1993 Statement of Operations.

Maple Plaza consists of two three-story office buildings containing approximately 146,500 rentable square feet each. The property is located in Parsippany, New Jersey, approximately 30 miles west of New York City.

The impairment was the result of the effects of the scheduled liquidation of the Trust between 1996 and 1997. For the year ended December 31, 1993, the Trust assumed that income from the operations of Maple Plaza would have been received for only two-to-four more years.

The oversupply of office space in the market had resulted in rental rates on new office leases which were generally lower than those on the expiring leases. Increased rental concessions and allowances for tenant alterations had also been necessary to attract and retain tenants. Finally, the increased risk of holding real estate in such a market had raised the rates of return demanded by potential buyers. This lowered the amount expected to be recoverable from the ultimate sale of the property.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Advisor, an affiliate of The Prudential, has entered into an agreement to act as advisor to the Trust. The Advisor received initial fees of $1,093,000 in connection with the organization of the Trust and the Trust's acquisition of the properties. In addition, the Advisor receives a portfolio management fee based on Average Invested Assets of the Trust (as defined in the Trust's Prospectus), an incentive disposition fee equal to 5% of the gain on the sale of properties, and a selling commission equal to 2% of the gross sales price on the sale of properties for which the Advisor acts as broker. The agreement is subject to annual review by the unaffiliated Trustees. The annual portfolio management fee is 1.25% of Average Invested Assets for the year ended December 31, 1992 and thereafter.

                   PRUDENTIAL REALTY TRUST
           NOTES TO FINANCIAL STATEMENTS--CONTINUED
                     DECEMBER 31, 1994


NOTE 3 - RELATED PARTY TRANSACTIONS cont.

Refer to Note 1, Taxes, regarding an indemnification agreement the Advisor has provided to the Trust.

Transactions between the Trust and its affiliates for the years ended December 31, 1994, 1993 and 1992 are summarized below.



                                               Year Ended December 31,

                                              1994      1993      1992
Fees incurred for portfolio management
and other advisory services provided
by The Prudential Realty Advisors, Inc.   $ 951,054  $887,200   $861,970

Fees incurred for property management,
construction management and leasing
services by Premisys Real Estate
Services, Inc.                              506,645   538,747    437,247

Rental revenue from space leased to
various affiliates, excluding expense
recoveries                                1,368,226 1,146,742  1,175,559

NOTE 4 - REVOLVING CREDIT AGREEMENT

On February 2, 1993, the Trust amended its revolving credit agreement with First Fidelity Bank, N.A. New Jersey, increasing the total amount available to the Trust to $20 million. The proceeds of the loan may be drawn upon as needed, and are used for tenant alterations, leasing commissions and certain other capital expenditures.

The aggregate unpaid principal balance will become due on August 28, 1997, or if the duration of the Trust is extended, August 28,
1999.   Individual loans may be extended each year until the
expiration of the agreement. Interest accrues at an annual rate of either the bank's base rate, the LIBOR rate plus 1%, or the bank's Certificate of Deposit rate plus 1%. The Trust determines the interest rate option at the inception of each loan. As of December 31, 1994, $3,025,000 was available under the agreement.

                         PRUDENTIAL REALTY TRUST
                 NOTES TO FINANCIAL STATEMENTS --CONTINUED
                           DECEMBER 31, 1994


NOTE 4 - REVOLVING CREDIT AGREEMENT cont.

At December 31, 1994, sixteen credit notes were outstanding under this agreement:


                         Annual Interest
Due Date                      Rate                     Amount
January 13, 1995             4.7500%                 $1,000,000
January 14, 1995             4.7500                   1,000,000
January 16, 1995             4.7500                   1,829,000
January 18, 1995             4.7500                   1,000,000
January 18, 1995             4.7500                   1,000,000
January 18, 1995             4.7500                   1,000,000
January 18, 1995             5.7500                     146,000
April 13, 1995               6.0625                   1,000,000
July 13, 1995                6.8750                   2,000,000
July 18, 1995                6.8750                   1,000,000
July 18, 1995                6.8750                   1,000,000
October 17, 1995             7.3125                   1,000,000
October 17, 1995             7.3125                   1,000,000
October 17, 1995             7.3125                   1,000,000
October 18, 1995             7.3125                   1,000,000
October 19, 1995             7.3125                   1,000,000

                                                    $16,975,000

The weighted average interest rate at December 31, 1994, 1993 and 1992 was 6.23%, 4.44% and 4.60% respectively. The average amount outstanding during 1994, 1993 and 1992 was $15,498,000,
$10,085,917 and $6,109,500 respectively, and the weighted average interest rate during 1994, 1993 and 1992 was 5.44%, 4.85% and 5.12% respectively.

In connection with this agreement, the Trust must comply with certain covenants and other restrictive provisions related to net worth, total debt and debt service. The most restrictive of these requires the Trust show, each quarter, Distributable Cash, as defined in the declaration of Trust, before debt service on an annualized basis of not less than 12.5% of the loan outstanding at the end of the quarter. The Trust must also show, each quarter, Minimum Tangible Net Worth to be greater than or equal to three times the aggregate value of the loans outstanding. At December 31, 1994, the Trust was in compliance with all financial covenants under the loan agreement.

                         PRUDENTIAL REALTY TRUST
                 NOTES TO FINANCIAL STATEMENTS--CONTINUED
                            DECEMBER 31, 1994



NOTE  5 - ENVIRONMENTAL REMEDIATION LIABILITY

In December 1994, the Trust became aware of soil contamination at one of its smaller Park 100 properties in Indianapolis, Indiana. The contamination involves an underground storage tank. Based on the opinion of a consulting engineer the Trust has begun remediation proceedings and, depending on the outcome of future tests, currently estimates the cost of cleaning the site to range from $100,000 to $150,000. Based on information currently available, the Trust has recorded a loss contingency of $100,000 in Park 100's operating expenses for the year ended December 31, 1994. The Trust is not aware of any other potential environmental liabilities at any of its other properties.


NOTE  6 - DISTRIBUTIONS TO SHAREHOLDERS

The Trust distributed cash dividends during the years ended
December 31, 1994, 1993 and 1992 to Income Shareholders of record as follows:


                                                               Dividend Per
Year Ended:     Record Date            Payment Date               Share
1994            November 18, 1994      December 1, 1994           $0.07
                August 18, 1994        September 1, 1994           0.06
                May 20, 1994           June 1, 1994                0.05
                February 18, 1994      March 1, 1994               0.04

1993            November 22, 1993      December 7, 1993           $0.04
                August 20, 1993        September 7, 1993           0.04
                May 20, 1993           June 1, 1993                0.04
                February 16, 1993      March 2, 1993               0.04

1992            November 20, 1992      December 8, 1992           $0.05
                August 21, 1992        September 8, 1992           0.05
                May 22, 1992           June 2, 1992                0.05
                February 18, 1992      March 3, 1992               0.05


                             PRUDENTIAL REALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              DECEMBER 31, 1994


NOTE 7 - TAX STATUS OF DISTRIBUTIONS PAID

Distributions to the Income Shareholders for the calendar year 1994 totalled $2,449,700 ($0.22 per Income Share). For federal income tax purposes, $768,698 (31.4%) was taxed as ordinary income and $1,681,002 (68.6%) represented a return of capital. Distributions to the Income Shareholders for the calendar year 1993 totalled $1,781,600 ($0.16 per Income Share), all of which represented a return of capital. For the calendar year 1992 distributions to Income Shareholders totalled $2,227,000 ($0.20 per Income Share), all of which represented a return of capital.

NOTE 8 - LEASING ACTIVITY

Office space is leased at Maple Plaza and Huntington Business Campus and office/warehouse space is leased at Park 100 under operating leases. Initial terms range from 13 months to ten years for the office space and 12 months to ten years on the office/warehouse space. Leases provide for base rent plus reimbursement to the lessor by the lessee of the increase in certain defined expenses over those expenses in the base rental period.

AT&T's lease of office space from the Trust accounted for approximately 15% of total revenue for the year ended December 31, 1994, 10% of total revenue for 1993, and less than 10% of total
revenue for 1992.   Rental revenue from Prudential accounted for
approximately 11% of total revenue for the years ended December 31, 1994 and 1993 and less than 10% of total revenue for the year ended December 31, 1992. Rental revenue from Nabisco Brands' (a subsidiary of RJR Nabisco), accounted for approximately 12% of the Trust's total revenue for the year ended December 31, 1992.

Future minimum base rentals to be received from the properties, during each of the next five years and thereafter, under noncancellable operating leases in effect at December 31, 1994 were:

                                    Huntington
Year Ending                          Business
December 31,         Maple Plaza      Campus        Park 100       Total
1995                  $4,558,309    $1,778,928     $3,981,559   $10,318,796
1996                   4,548,709     1,931,424      2,992,329     9,472,462
1997                   3,979,402     1,667,860      2,169,687     7,816,949
1998                   3,463,395     1,438,258      1,535,014     6,436,667
1999                   2,808,726     1,365,111        888,434     5,057,271
Thereafter             3,425,255     3,165,769        559,608     7,150,632
Total                $22,783,796   $11,347,350    $12,121,631   $46,252,777


                            PRUDENTIAL REALTY TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               DECEMBER 31, 1994


NOTE 9 - INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 1994 and 1993.

                          (Dollars in thousands, except per share data)

                                      For the quarter ended
                         3/31/94   6/30/94    9/30/94    12/31/94     Total
Property revenue          $2,738    $2,747     $2,983      $3,194   $11,662
Total expenses from
  operations               2,341     1,959      2,289       2,564     9,153
Net income (loss)           (146)      241        140         (38)      197
Distributions                445       557        668         779     2,449
Net income (loss) per
  Income Share             (0.01)     0.02       0.01        0.00      0.02
Distributable Cash per
  Income Share              0.05      0.06       0.07        0.07      0.25

                                     For the quarter ended
                         3/31/93    6/30/93    9/30/93   12/31/93    Total
Property revenue          $2,227     $2,325     $2,401     $2,738    $9,691
Total expenses from
  operations               2,289      2,250      2,345     19,664    26,548
Net loss                    (525)      (371)      (437)   (17,450)  (18,783)
Distributions                445        445        445        445     1,782
Net loss per Income Share  (0.05)     (0.03)     (0.04)     (1.57)    (1.69)
Distributable Cash per
  Income Share              0.04       0.04       0.04       0.04      0.16



NOTE 10 - SALE IN LIEU OF CONDEMNATION

In April 1993, the Trust sold land and granted easements to the City of Indianapolis related to a street-widening and roadway improvement project at Park 100, in lieu of condemnation. The proceeds amounted to approximately $253,000.

The sale of land resulted in a net gain of approximately $24,000. The proceeds for the granting of easements reduced the basis of the affected land parcels. Since the Trust intends to reinvest the net proceeds received in capital projects at Park 100, this transaction does not result in a gain for federal income tax purposes.

                           PRUDENTIAL REALTY TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              DECEMBER 31, 1994



NOTE 11 - EVENTS SUBSEQUENT TO DECEMBER 31, 1994

Loans Payable - On January 17, 1995, the Trust repaid $6,975,000 of the revolving credit notes outstanding at December 31, 1994, with interest of $258,172 on the entire balance outstanding. The Trust concurrently borrowed $7,945,000 under the revolving credit agreement as follows:

                Annual
              Interest
     Due Date   Rate       Amount
      4/13/95    6.60%   $1,000,000
      4/14/95    6.60%    1,000,000
      4/16/95    6.60%    1,829,000
      4/18/95    6.60%    4,116,000


The total outstanding loans as of January 17, 1995 were $17,945,000.

Dividend Declaration - On February 9, 1995, the Board of Trustees declared a dividend of $0.09 per Income Share which was paid on March 1, 1995 to Income Shareholders of record on February 21, 1995.

Engagement of Investment Banker -     In January 1995, J.P. Morgan
Securities, Inc. recommended that the Trustees proceed to solicit bids for the shares of the Trust or its assets, in the form of cash and/or stock. On February 9, 1995, the Board of Trustees accepted J.P. Morgan's and the Advisor's recommendation and the Trustees approved the engagement of J.P. Morgan to solicit bids for the Trust assets.

As discussed in Note 1, Description of Trust, the Trust is self-liquidating. At such time that the Trustees adopt a plan to liquidate the assets of the Trust, the accounting process of the Trust will change to a liquidation basis with the principal effect being that real estate owned will be carried at its net realizable value. This method considers the cost to dispose of the assets including selling commissions, expenses and additional taxes related to the sale.

                            PRUDENTIAL REALTY TRUST
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                               DECEMBER 31, 1994


                             Balance at                          Balance at
                            Beginning of                 (a)        End of
DESCRIPTION                    Period     Additions   Deductions    Period
Year ended December 31, 1994:
Reserves and allowances
  deducted from asset accounts:
    Allowance for doubtful
     accounts -
       Accounts receivable    $37,239     $    -        $25,687   $11,552

Year ended December 31, 1993:
Reserves and allowances
  deducted from asset accounts:
    Allowance for doubtful
     accounts -
       Accounts receivable     80,177          -         42,938    37,239
    Allowance for doubtful
     accounts - Deferred rent
       receivable              50,000      (50,000)          -         -

Year ended December 31, 1992:
Reserve and allowances
  deducted from asset accounts:
    Allowance for doubtful
     accounts -
       Accounts receivable     53,820      105,409       79,052    80,177
    Allowance for doubtful
     accounts - Deferred rent
       receivable                  -        50,000           -     50,000

(a) Uncollectible accounts written off, net of recoveries.


                            PRUDENTIAL REALTY TRUST
            SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1994

                                                               Costs
                            Initial Costs to Trust          Capitalized
                                        Buildings &        Subsequent to
Description               Land          Improvements        Acquisition
Maple Plaza - Office
  Buildings
Parsippany, NJ        $ 4,020,139        $42,103,561        $ 9,436,338

Huntington Business
  Campus - Office
  Buildings
Melville, NY            1,172,592         17,417,492          2,874,901

Park 100 - Industrial/
  Office Buildings
Indianapolis, Indiana   6,423,981         28,747,185          8,118,635(d)
                      $11,616,712        $88,268,238        $20,429,874

                               Gross Amount at Which
                             Carried at Close of Period             (b)
                                  Buildings &                   Accumulated
Description              Land    Improvements     Total (b)(c)  Depreciation
Maple Plaza - Office
  Buildings
Parsippany, NJ        $4,020,139    $52,841,328   $ 56,861,467   $ 31,924,370

Huntington Business
  Campus - Office
  Buildings
Melville, NY           1,172,592     22,025,240    23,197,832      9,551,273

Park 100 - Industrial/
  Office Buildings
Indianapolis, Indiana  6,311,085     38,098,645    44,409,733     11,478,601
                     $11,503,816   $112,965,213  $124,469,032    $52,954,244

                                                              Life on which
                                  Date of          Date      Depreciation is
Description                     Construction     Acquired       Computed
Maple Plaza - Office
  Buildings
Parsippany, NJ                    Aug. 1984       Aug. 1985       (a)

Huntington Business
  Campus - Office
  Buildings
Melville, NY                      May 1981        Aug. 1985       (a)

Park 100 - Industrial/
  Office Buildings
Indianapolis, Indiana             July 1980       Aug. 1985       (a)

(a) Depreciation of real estate is computed using the straight-line method over 40 years for buildings and shorter periods (generally five years to 20 years) for other improvements.

(b Reconciliation of "Real Estate, Accumulated Depreciation and Loss on Impairment":

                                 Year Ended December 31,

                                   1994           1993             1992
Investment in Real Estate
  Balance at beginning of year  $120,322,425   $113,558,645    $109,574,995
  Additions:
   Improvements, etc.              4,146,605      6,876,676       3,983,650
  Deletions:
   Cost of real estate sold                0        112,896               0
  Balance at end of year        $124,469,030   $120,322,425    $113,558,645

Accumulated Depreciation
  Balance at beginning of year  $ 48,974,535   $ 27,574,889    $ 23,629,285
  Additions:
   Depreciation expense            3,979,707      4,414,193       3,945,604
   Loss on impairment of property          0     16,985,453               0
  Balance at end of year        $ 52,954,242   $ 48,974,535    $ 27,574,889


(c)     Represents aggregate cost for Federal income tax purposes.

(d) Net of $112,896 in reduction of costs from sale in lieu of condemnation.