Form 10-Q
period 1994-09-30
PRUDENTIAL REALTY TRUST
filed 1995-05-09
CIK 771641

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8965


           PRUDENTIAL REALTY TRUST
(Exact name of Registrant as specified in its charter)


       Massachusetts                 22-6400284
(State or other jurisdiction of      (IRS Employer
incorporation or organization)       Identification No.)


    Prudential Plaza, Newark, New Jersey 07102-3777
    (Address of principal executive offices) (Zip code)


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

The number of shares outstanding as of May 18, 1995 was 11,135,000 Income Shares of Beneficial Interest ($.Ol par value, $8.00 stated value) and 11,135,000 Capital Shares of Beneficial Interest ($.Ol par value).

                      PRUDENTIAL REALTY TRUST
                            (Registrant)

                               INDEX


Part I - Financial Information                                Page


Item 1.  Financial Statements (Unaudited)

     Balance Sheets - March 31, 1995
           and December 31, 1994                                 3

     Statements of Operations - Three months ended
          March 31, 1995 and 1994                                4

     Statements of Cash Flows - Three months ended
          March 31, 1995 and 1994                                5

     Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  11


Part II - Other Information

Item 1.  Legal Proceedings                                      16

Item 2.  Changes in Securities                                  16

Item 3.  Defaults Upon Senior securities                        16

Item 4.  Submission of Matters to a Vote of Security
           Holders                                              16

Item 5.  Other Information                                      16

Item 6.  Exhibits and Reports on Form 8-K                       17


Signature                                                       18

                            PRUDENTIAL REALTY TRUST
                                 BALANCE SHEETS
                                  (Unaudited)

                                               March 31,   December 31,
                                                 1995          1994
ASSETS
Real Estate owned (net of accumulated
  depreciation and amortization and
  impairment of $54,016,348 in 1995
  and $52,954,244 in 1994)                    $70,668,383   $71,514,788
Cash and cash equivalents                       2,450,118     2,253,075
Accounts receivable (net of allowance
  for doubtful accounts of $7,349
  in 1995 and $11,552 in 1994)                    537,023       486,148
Prepaid expenses                                  137,912        83,333
Deferred rent receivables                       2,446,285     2,366,718
Deferred financing costs (net of
    accumulated amortization of $84,375
    in 1995 and $75,000 in 1994)                   65,625        75,000

  TOTAL ASSETS                                $76,305,346   $76,779,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses (Note 4)   $1,884,140    $2,376,430
Loans payable (Notes 3 and 7)                  17,945,000    16,975,000
Due to advisor (Note 2)                           247,789       276,108
Security deposits                                 397,981       403,443
Other liabilities                                  99,051        96,321

Total Liabilities                              20,573,961    20,127,302

Income Shares ($.01 par value,$8.00 stated
  value) 11,135,000 shares authorized,
  issued and outstanding                       89,080,000    89,080,000

Capital Shares ($.01 par value, 11,135,000
  shares authorized, issued and outstanding       111,350       111,350

Paid-in-capital                                12,879,052    12,879,052

Distributions in excess of
 accumulated net income                       (46,339,017)  (45,418,642)

Total Shareholders' Equity (Note 5)            55,731,385    56,651,760

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $76,305,346   $76,779,062

See Notes to Financial Statements.

                             PRUDENTIAL REALTY TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three Months Ended March 31,

                                            1995              1994
REVENUES

Property revenue                         $3,156,505        $2,737,732

EXPENSES

Operating expenses                        1,180,116         1,373,127
Depreciation and amortization             1,062,105           968,276

Total expenses from operations            2,242,221         2,341,403

  Income from operations                    914,284           396,329

Interest income                              25,918             5,757
Interest expense                            306,622           169,136
Portfolio management fee and
  other expenses                            551,805           379,107

  NET INCOME (LOSS)                      $   81,775        $ (146,157)

  NET INCOME (LOSS)
    PER INCOME SHARE                     $     0.01        $    (0.01)

  Number of shares of each
    class outstanding                    11,135,000        11,135,000





See Notes to Financial Statements.

                             PRUDENTIAL REALTY TRUST
                             STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                               $   81,775    $ (146,157)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                 1,062,105       968,276
      Net rental concessions earned                  (79,567)      (66,661)
      Changes in assets and liabilities:
       (Increase)in accounts receivable,
          prepaid expenses, and deferred
        financing costs                              (96,079)     (200,756)
        (Decrease)Increase in accounts
        payable and accrued expenses, due
        to advisor, security deposits and
        other liabilities                           (523,341)      298,178
Net cash provided by operating activities            444,893       852,880

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to real estate owned                    (215,700)     (257,521)
Net cash used in investing activities               (215,700)     (257,521)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment on credit agreement                   (6,975,000)   (4,331,000)
  Drawdown on credit agreement                     7,945,000     5,206,000
  Distributions to Income Shareholders            (1,002,150)     (445,400)
Net cash (used in) provided by
  financing activities                               (32,150)      429,600

Net increase in cash and cash equivalents          197,043       1,024,959

Cash and Cash equivalents-Beginning of period    2,253,075         516,908

Cash and Cash equivalents-End of Period         $2,450,118      $1,541,867

Supplemental information:
   Interest paid                             $  257,425    $  153,741
   Taxes paid, state and local               $   25,000    $   24,579

See Notes to Financial Statements.

                          PRUDENTIAL REALTY TRUST
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                               MARCH 31, 1995


NOTE 1 - SUMMARY TRUST DESCRIPTION AND BASIS OF FINANCIAL
         STATEMENT PREPARATION

Prudential Realty Trust, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated June 19, 1985. The Trust anticipates that it will qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), for the period ended March 31, 1995. The Trust has become aware that in years prior to 1993 it did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the trust as a real estate investment trust in years prior to 1993 is uncertain even though the Trust believes that the substantive requirements of the Code were satisfied. The Prudential Realty Advisors, Inc. (the "Advisor") has agreed to indemnify the Trust against any resulting taxes and related costs the Trust may incur. Accordingly, the Trust does not believe that there will be any adverse effect on its results of operations or financial condition.

Since the Trust intends to distribute all of its net taxable income to its shareholders, no provision has been made for federal income taxes. The Trust pays applicable state and local taxes.

The Trust is nearing its originally scheduled liquidation period. This fact, combined with the recent flurry of investor activity in real estate markets, the Trust's favorable occupancy rates, and the well maintained condition of the Trust's properties, caused the Trustees to engage the firm of J.P. Morgan Securities, Inc. to solicit bids for the Trust's assets. Since alignment of these conditions could easily change in the future, if acceptable bids are received, the Trust may be liquidated in the current year. However, the Trustees have not yet adopted a formal plan of liquidation.

                         PRUDENTIAL REALTY TRUST
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                             MARCH 31, 1995

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Trust's December 31, 1994, Annual Report on Form 10-K.

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions between the Trust and its affiliates for the three months ended March 31, 1995 and 1994 are summarized below.

                                        Three Months Ended March 31,

                                            1995              1994
Fees incurred for portfolio
management and other advisory
services, provided by the
Advisor                                   $ 247,789         $ 222,759

Fees incurred for property
management, construction management
and leasing services, provided by
PREMISYS Real Estate Services, Inc.       $ 129,529         $ 125,563

Rental revenue earned from space
leased to various affiliates of the
Advisor, excluding expense recoveries     $ 351,583         $ 329,751


Refer to Note 1, Summary Trust Description and Basis of Financial
Statement Preparation, regarding an indemnification the Advisor has provided to the Trust.

                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                             MARCH 31, 1995



NOTE 3 - REVOLVING CREDIT AGREEMENT

The Trust has a $20,000,000 revolving Credit Agreement (the "Agreement") with First Fidelity Bank, N.A. New Jersey. The proceeds of the loan may be drawn upon as needed, and are used for tenant alterations, leasing commissions and certain other capital expenditures. The aggregate unpaid principal balance will become due on August 28, 1997 or if the duration of the Trust is extended, August 28, 1999. Individual loans may be extended each year until the expiration of the Agreement.

Interest accrues at an annual rate of either the bank's base rate, the LIBOR rate plus 1%, or the bank's Certificate of Deposit rate plus 1%. The Trust determines the interest rate option at the inception of each loan. As of March 31, 1995, $2,055,000 was available under the Agreement.

At March 31, 1995, fourteen credit notes totalling $17,945,000 were outstanding under this Agreement, all due in 1995. The weighted average interest rate at March 31, 1995 and December 31, 1994 was 6.83% and 6.23% respectively.

In connection with this Agreement, the Trust must comply with certain financial covenants and other restrictive provisions related to net worth, total debt and debt service. The Trust must show, each quarter, Minimum Tangible Net Worth, as defined in the declaration of Trust, to be greater than or equal to three times the aggregate value of the loans outstanding. The Trust must also show, each quarter, Distributable Cash of not less than 12.5% of the loans outstanding at the end of the quarter. At March 31, 1995, the Trust was in compliance with all financial covenants under the loan agreement.

                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                             MARCH 31, 1995


NOTE 4 - ENVIRONMENTAL REMEDIATION LIABILITY

In December 1994, the Trust became aware of soil contamination at one of its smaller Park 100 properties in Indianapolis, Indiana. The contamination involved an underground storage tank. Based on information available at that time, the Trust recorded a loss contingency of $100,000 in Park 100's operating expenses for the year ended December 31, 1994. The Trust has since completed remediation proceedings and removed all contaminated soil from the site. No further loss contingencies have been recorded in 1995. The Trust is not aware of any other potential environ-mental liabilities at any of its other properties.

NOTE 5 - SHAREHOLDERS' EQUITY

Shareholders' equity includes distributions in excess of accumulated net income of $46,339,017 at March 31, 1995. The net decrease in equity of $920,375 from December 31, 1994 is the result of cash dividends totalling $1,002,150 paid on March 1, 1995, and net income for the three months ended March 31, 1995 of $81,775.

NOTE 6 - ENGAGEMENT OF INVESTMENT BANKER

In January 1995, J.P. Morgan Securities, Inc. recommended that the Trustees proceed to solicit bids for the shares of the Trust or its assets, in the form of cash and/or stock. On February 9, 1995, the Board of Trustees accepted J.P. Morgan's and the Advisor's recommendation and the Trustees approved the engagement of J.P. Morgan to solicit bids for the Trust assets.

At such time that the Trustees adopt a plan to liquidate the assets of the Trust, the accounting principles of the Trust will change to a liquidation basis with the principal effect being that real estate owned and all other assets will be carried at net realizable value. This method considers the cost to dispose of the net assets including selling commissions, expenses and additional taxes related to the sale.

                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                             MARCH 31, 1995


NOTE 7 - EVENTS SUBSEQUENT TO MARCH 31, 1995

In April 1995, two stockholders of the Trust commenced a lawsuit in the Massachusetts Probate Court against the Trust and all Trustees, seeking to have the Trustees removed for allegedly engaging in "a pattern of conduct" to waste the Trust's assets by liquidating the Trust and paying high advisory fees. Subsequently, the same two stockholders filed another suit, in the Massachusetts Superior Court, making virtually the same allegations of breach of fiduciary duty by the Trustees and asking for treble damages.

In the opinion of the Trust's management, the factual basis for the two lawsuits is incorrect and all of the claims asserted are lacking in merit.

On April 21, 1995, the Trust repaid $8,945,000 of the revolving credit notes outstanding at March 31, 1995, with interest of $306,426 on the entire balance outstanding under the Agreement. The Trust concurrently borrowed $9,144,000 under the Agreement as follows:
                             Annual
                            Interest
         Due Date             Rate               Amount
         4/13/95              6.80%            $2,000,000
         4/13/95              6.80              1,000,000
         4/13/95              6.80              1,829,000
         4/18/95              6.65              4,116,000
         4/18/95              6.65                199,000

On May 4, 1995 the Board of Trustees declared a dividend of $0.09 per Income Share which will be paid on June 1, 1995, to Income
Shareholders of record on May 18, 1995.

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

(a)  Liquidity and Capital Resources

The Trust's cash and cash equivalents totalled $2,450,118 at March 31, 1995, an increase of $197,043 over the December 31, 1994 balance of $2,253,075. The Trust's primary sources of funds are (i) cash provided by operations set aside at the discretion of the Trustees subject to certain constraints set forth in the Declaration of Trust and (ii) a $20,000,000 revolving Credit Agreement with First Fidelity Bank, N.A. New Jersey (the "Credit Agreement"). As of March 31, 1995 and December 31, 1994, the Trust had loans outstanding of $17,945,000 and $16,975,000, respectively, under the Credit Agreement, an increase of $970,000 (5.7%). The increase is due to drawdowns made to replenish operating cash utilized for tenant alterations and leasing commissions in the fourth quarter of 1994.

The Trust's policy is to fund tenant alterations and leasing commissions utilizing the Credit Agreement (see notes 3 and 7 to the financial statements). Other capital expenditures are reviewed, and at the discretion of the Trustees, may be funded entirely from property operations or financed, totally or in-part, under the Credit Agreement. Capital expenditures for the three months ended March 31, 1995, totalled $215,700, including $198,809 for tenant alterations and leasing commissions financed under the Credit Agreement.

Capital expenditures planned for the remainder of 1995, excluding tenant alterations and leasing commissions, approximate $359,000 and include $297,000 for land and building improvements at Park 100, and $42,000 for building improvements at Huntington Business Campus and $20,000 for land improvements at Maple Plaza. Funds generated by property operations have been earmarked for these expenditures.

Tenant alterations and leasing commissions qualifying for financing, are projected to be approximately $1,523,000 for the remainder of 1995. The Trust intends to finance these in accordance with its policy. Of the total, approximately $640,000 is projected for Huntington Business Campus, $543,000 is projected for Maple Plaza, and $340,000 is projected for Park
100. The actual amount of such expenditures will depend on the number of new leases, the needs of the particular tenants, and the timing of lease executions.

Cash provided by operating activities for the three months ended March 31, 1995 was $444,893. This was $407,987 (47.8%) less than the $852,880 for the corresponding period of 1994. This was primarily due to the payment of liabilities related to capital expenditures that were accrued in 1994.

During the three months ended March 31, 1995, the Trust paid cash dividends totalling $1,002,150 ($0.09 per income share). This amount represents distributable cash generated from fourth quarter 1994 operations. This is a 125% increase from dividends totalling $445,400 ($0.04 per income share) paid during the first three months of 1994. The increase is primarily due to higher income before depreciation and amortization in 1994.

It is the intent of the Trust to continue to distribute on an annual basis all of the Distributable Cash generated from operations and to comply with Sections 856 through 860 of the Internal Revenue Code.

The Trust is nearing its originally scheduled liquidation period. This fact, combined with the recent flurry of investor activity in real estate markets, the Trust's favorable occupancy rates, and the well maintained condition of the Trust's properties, caused the Trustees to engage the firm of J.P. Morgan Securities, Inc. to solicit bids for the Trust's assets. Since alignment of these conditions could easily change in the future, if acceptable bids are received, the Trust may be liquidated in the current year. However, the Trustees have not yet adopted a formal plan of liquidation.

If the Trust's properties were sold for their appraised values at December 31, 1994, the estimated pro forma cash distribution per share on the Income Shares would have been $4.72. There would have been no available distribution to the Capital Shares. No assurance can be given that the properties can be sold for their appraised values. The Trust's Annual Report on Form 10-K for the year ended December 31, 1994 describes this calculation in greater detail.

Management anticipates that ongoing operations and the Credit Agreement will satisfy the Trust's liquidity needs through 1996. Loans under the Credit Agreement mature annually, but each may be extended for additional periods until the agreement expires. Management anticipates continuing to extend the maturity of outstanding loans under this agreement.

(b)   Results of Operations

Year-to-date 1995 as compared with year-to-date 1994

Income from property operations before depreciation and amort-ization for the three months ended March 31, 1995, was $1,976,389. This was an increase of $611,784 (45%) from
$1,364,605 for the corresponding period of 1994. Property revenues increased $418,773 (15.3%) to $3,156,505 for the first three months of 1995 from $2,737,732 for the corresponding period of 1994 primarily due to increased occupancy at Maple Plaza and Huntington Business Campus.

Property operating expenses decreased $193,011 (14.1%) for the first quarter of 1995 as compared to the corresponding period of 1994. The increase was caused primarily by lower snow removal costs at Maple Plaza.

As more fully discussed in Note 4 to the Financial Statements, environmental remediation proceedings at one of the Trust's Park 100 properties were completed during the first quarter. The Trust had accrued $100,000 to cover the cost of the proceedings in the 12/31/94 financial statements; no further accruals are deemed necessary at this time.

Depreciation and amortization expense for the three months ended
March 31, 1995 increased $93,829 (9.7%) from the corresponding period of 1994. This increase was due to depreciation on capital expenditures made during 1994.

Interest income for the three months ended March 31, 1995 increased $20,161 (350%) from the corresponding period of 1994.
This was the result of increased balances invested and higher interest rates.

Interest expense for the three months ended March 31, 1995 increased $137,486 (81.3%) from the corresponding period of 1994.
This was the result of higher outstanding balances under the Agreement, and higher interest rates.

Portfolio management fee and other expenses for the three months ended March 31, 1995 increased $172,698 (45.5%) from the corresponding period of 1994. This increase was due to investment banking fees related to the J.P. Morgan Securities, Inc. engagement, higher legal fees related to the evaluation of the Trust's liquidation options and other shareholder related actions, and an increase in the market value of the properties.

Property leasing activity

As of March 31, 1995 and December 31, 1994, Maple Plaza was 97% leased. No leases are scheduled to expire during 1995.

As of March 31, 1995 and December 31, 1994, the Huntington Business Campus was 100% leased. However, AT&T will be vacating approximately 40,000 square feet in 1995, which will result in 74% occupancy. The Trust is currently in negotiations with prospective tenants. No other leases are scheduled to expire during 1995.

As of March 31, 1995, Park 100 was 92% leased, as compared to 93% as of December 31, 1994. During the quarter ended March 31, 1995, the Trust signed five leases totalling 16,200 square feet (1.2% of Park 100), and three leases totalling 7,200 square feet (0.5% of Park 100) expired. During the remainder of 1995, an additional 26 leases, covering approximately 264,600 square feet (19% of Park 100), are scheduled to expire. The Trust is marketing the space and is discussing renewal terms with its current tenants.

There were no other changes in significant tenants, the principal businesses of those tenants, or occupations or professions carried on in any of the Trust's properties during the three months ended March 31, 1995.

The current conditions in the office markets that the properties are located in continue to improve. Although rental rates on new leases have not increased significantly, leasing activity has increased and rental concessions to attract new tenants have been reduced. As a result, the Trust's results of operations and distributable cash for the period ended March 31, 1995 are higher than for the corresponding period in 1994. Full year results of operations and distributable cash for 1995 should also be greater than 1994 due to increased occupancy.

Reconciliation of Net Income (Loss) to Distributable Cash

Management believes that the following table is useful in understanding the sources of the dividends available to Income
Shareholders and potential investors and assessing the cash flows from the Trust.

                                            Three Months
                                               Ended
                                              March 31,
                                          1995        1994
Net income (loss)                     $   81,775   $ (146,157)
Depreciation and
  amortization                         1,062,105      968,276
Provision for doubtful
  accounts, net of write-offs             (4,202)         151
Net rental concessions earned            (79,567)     (66,661)
(Increase) in cash reserve               (57,961)    (198,859)

Distributable Cash                    $1,002,150   $  556,750

Distributable Cash
  per Income share                    $     0.09   $     0.05





                                 PART II


Item 1. Legal Proceedinqs

On April 5, 1995, Richard Osborne, a stockholder of the Trust, commenced a lawsuit in the Massachusetts Probate Court against the Trust and all Trustees, seeking to have the Trustees removed for allegedly engaging in "a pattern of conduct" to waste the Trust's assets by liquidating the Trust and paying high advisory fees. On April 14, 1995, Mr. Osborne and another filed another suit, in the Massachusetts Superior Court, making virtually the same allegations of breach of fiduciary duty by the Trustees and asking for treble damages.

In the opinion of the Trust's management, the factual basis for the two lawsuits is incorrect and all of the claims asserted are lacking in merit.

Item 2. Changes in Securities


None


Item 3. Defaults Upon Senior Securities


None


Item 4. Submission of Matters to a Vote of Security Holders


None


Item 5. Other Information


None



Item 6. Exhibits and Reports on Form 8-K

On February 15, 1995, the Trust filed a Form 8-K to report the
Trust's fourth quarter dividend and earnings, the approved engagement of J.P. Morgan Securities, Inc. to begin to solicit bids for the Shares of the Trust or its assets, in the form of cash and/or stock, and the appraised value of the Trust's properties as of December 31, 1994.

On April 25, 1995, the Trust filed a Form 8-K to report the legal proceeding discussed in Part II, Item 1. above.








                            S I G N A T U R E






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                   Prudential Realty Trust
                        Registrant








Date:  May 9, 1995                  By: /s/ James W. McCarthy
                                       James W. McCarthy
                                       Vice President,
                                        Comptroller and
                                        Principal Accounting
                                        Officer















