Form 10-Q
period 1995-06-30
PRUDENTIAL REALTY TRUST
filed 1995-08-15
CIK 771641

<page 1>
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

The number of shares outstanding as of August 15, 1995 was 11,135,000 Income Shares of Beneficial Interest ($.Ol par value, $8.00 stated value) and 11,135,000 Capital Shares of Beneficial Interest ($.Ol par value).



<page 2>
                      PRUDENTIAL REALTY TRUST
                            (Registrant)

                               INDEX


Part I - Financial Information                                Page


Item 1.  Financial Statements (Unaudited)

     Balance Sheets - June 30, 1995
           and December 31, 1994

     Statements of Operations - Six months ended
          June 30, 1995 and 1994;  three months
          ended June 30, 1995 and 1994

     Statements of Cash Flows - Six months ended
          June 30, 1995 and 1994;  three months
          ended June 30, 1995 and 1994

     Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior securities

Item 4.  Submission of Matters to a Vote of Security
           Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signature

<page 3>
                            PRUDENTIAL REALTY TRUST
                                 BALANCE SHEETS
                                  (Unaudited)

                                                   June 30,    December 31,
                                                     1995          1994
                                                  (Unaudited)    (Audited)
ASSETS
Real Estate owned (net of accumulated
  depreciation and amortization and
  impairment of $55,011,433 in 1995
  and $52,954,244 in 1994)                       $69,523,975    71,514,788
Cash and cash equivalents                          2,509,589     2,253,075
Accounts receivable (net of allowance
  for doubtful accounts of $11,552
  in 1995 and 1994)                                  620,469       486,148
Prepaid expenses                                     239,455        83,333
Deferred rent receivables                          2,523,701     2,366,718
Deferred financing costs (net of
    accumulated amortization of $93,750
    in 1995 and $75,000 in 1994)                      56,250        75,000

  TOTAL ASSETS                                   $75,473,439   $76,779,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses (Note 4)    $2,506,295    $2,376,430
Loans payable (Notes 3 and 7)                     18,062,123    16,975,000
Due to advisor (Note 2)                              250,312       276,108
Security deposits                                    405,046       403,443
Other liabilities                                     97,651        96,321
Total Liabilities                                 21,321,427    20,127,302

Income Shares ($.01 par value,$8.00 stated
  value) 11,135,000 shares authorized,
  issued and outstanding                          89,080,000    89,080,000

Capital Shares ($.01 par value, 11,135,000
  shares authorized, issued and outstanding          111,350       111,350

Paid-in-capital                                   12,879,052    12,879,052

Distributions in excess of
 accumulated net income                          (47,918,390)  (45,418,642)

Total Shareholders' Equity (Note 5)               54,152,012    56,651,760

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $75,473,439   $76,779,062

See Notes to Financial Statements.




<page 4>
                              PRUDENTIAL REALTY TRUST

                             STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                        Six Months           Three Months
                                          Ended                 Ended
                                         June 30,              June 30,
                                     1995       1994       1995      1994
REVENUES

Property revenue                $6,451,325  $5,484,893  $3,294,820 $2,747,161

EXPENSES

Operating expenses               2,407,996    2,513,369  1,227,880  1,140,242
Depreciation and amortization    2,115,784    1,786,541  1,053,679    818,265

Total expenses from operations   4,523,780    4,299,910  2,281,559  1,958,507

  Income from operations         1,927,545   1,184,983   1,013,261    788,654

Interest income                     57,954      10,742      32,036      4,985
Interest expense                   635,774     354,642     329,152    185,506
Portfolio management fee and
  other expenses (Note 6)        1,879,673    746,670    1,327,868    367,563
Gain on sale of property
  (Note 4)                          34,500          0       34,500        0

    NET INCOME (LOSS)            $(495,448)  $ 94,413    $(577,223) $ 240,570

    NET INCOME (LOSS)
     PER INCOME SHARE            $   (0.04)  $   0.01    $   (0.05)  $   0.02

  Number of shares of each
    class outstanding            11,135,000 11,135,000   11,135,000 11,135,000





See Notes to Financial Statements.



<page 5>
                             PRUDENTIAL REALTY TRUST
                             STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                                    (Unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                  1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) income                           $ (495,448)   $   94,413
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Depreciation and amortization            2,115,784     1,786,541
      Net rental concessions earned             (156,983)      (88,881)
      Changes in assets and liabilities:
        (Increase) in accounts receivable,
        prepaid expenses, and deferred
        financing costs                         (271,693)     (291,594)
        (Decrease) increase in accounts
        payable and accrued expenses, due
        to advisor, security deposits
        and other liabilities                    107,003        56,135
      Gain on sale of property                   (34,500)            0
Net cash provided by operating activities      1,264,163     1,556,614

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to real estate owned                (356,378)   (1,125,263)
  Proceeds on sale of property                   265,906             0
Net cash used in investing activities            (90,472)   (1,125,263)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment on credit agreement              (16,001,877)   (5,772,000)
  Drawdown on credit agreement                17,089,000     6,956,000
  Distributions to Income Shareholders        (2,004,300)   (1,002,150)
Net cash (used in) provided by
  financing activities                          (917,177)      181,850

Net increase in cash and cash equivalents        256,514        613,201

Cash and Cash equivalents-Beginning of period  2,253,075        516,908

Cash and Cash equivalents-End of period       $2,509,589     $1,130,109

Supplemental information:
  Interest paid                               $  583,348     $  309,340
  Taxes paid, state and local                 $   75,000     $   46,979

See Notes to Financial Statements

<page 6>
                          PRUDENTIAL REALTY TRUST
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                               JUNE 30, 1995


NOTE 1 - SUMMARY TRUST DESCRIPTION AND BASIS OF FINANCIAL
         STATEMENT PREPARATION

Prudential Realty Trust, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated June 19, 1985 and amended August 20, 1985. Since its inception, the Trust has qualified as a real estate investment trust in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and anticipates that it will qualify as a real estate investment trust under the Code for the period ended June 30, 1995. The Trust has become aware that in years prior to 1993 it did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the trust as a real estate investment trust in years prior to 1993 is uncertain even though the Trust believes that the substantive requirements of the Code were satisfied. The Prudential Realty Advisors, Inc. (the "Advisor") has agreed to indemnify the Trust against any resulting taxes and related costs the Trust may incur. Accordingly, the Trust does not believe that there will be any adverse effect on its results of operations or financial condition.

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

<page 7>
                        PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              JUNE 30, 1995


On June 2, 1995, in furtherance of the Board of Trustee's (the "Board") desire to comply with the longstanding policy and intent of the Trust and in accordance with the Declaration of Trust (the "Declaration"), the Board adopted a series of resolutions to effect the liquidation and termination of the Trust, effective immediately prior to completion of the sale of the Trusts' Park 100 property located in Indianapolis, Indiana. (On August 3, 1995, this resolution was amended so that the liquidation plan becomes effective immediately prior to the sale of the Trust's Park 100, Huntington Business Campus, or Maple Plaza properties, whichever occurs first.) The resolutions, among other things, authorize certain officers of the Trust to sell or otherwise liquidate the remaining properties of the Trust upon such terms as may be approved by a majority of the Unaffiliated Trustees (as defined in the Declaration), and require that, after paying or adequately providing for the payment of all liabilities of the Trust, the Trustees shall distribute the remaining Trust Estate (as defined in the Declaration), in cash or in kind or partly each, among the shareholders of the Trust according to their respective rights under the Declaration.

The Trust entered into a Purchase and Sale Agreement dated June 7, 1995, with Security Capital Industrial Trust, a Maryland real estate investment trust, for the sale of the Trust's Park 100 property. The purchase price for Park 100 is $39.2 million, (subject to adjustment as provided for in the agreement), which is payable in cash.

Once the liquidation plan becomes effective, the accounting principles of the Trust will change to a liquidation basis with the principal effect being that all assets will be carried at the lower of cost or net realizable value. Net realizable value is generally calculated as the sales price of the Trust assets less costs associated with the closing, including selling commissions, expenses and additional taxes related to the sale. The Trust believes that the net realizable value upon the sale of the Trust assets will exceed total assets at June 30, 1995.


<page 8>
                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              JUNE 30, 1995

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Trust's December 31, 1994, Annual Report on Form 10-K.

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions between the Trust and its affiliates for the six months ended June 30, 1995 and 1994 are summarized below.

                                             Six Months Ended June 30,

                                               1995            1994
Fees incurred for portfolio
management and other advisory
services, provided by the
Advisor                                     $ 498,100       $ 447,751

Fees incurred for property
management, construction management
and leasing services, provided by
PREMISYS Real Estate Services, Inc.         $ 280,957       $ 251,272

Rental revenue earned from space
leased to various affiliates of the
Advisor, excluding expense recoveries       $ 703,164       $ 655,191

Refer to Note 1, Summary Trust Description and Basis of Financial
Statement Preparation, regarding an indemnification the Advisor has provided to the Trust.


<page 9>
                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              JUNE 30, 1995


Refer to Note 6, Litigation and Tender Offer, regarding a reimbursement of settlement costs the Advisor has agreed to make to the Trust.

NOTE 3 - REVOLVING CREDIT AGREEMENT

The Trust has a revolving Credit Agreement (the "Agreement") with First Fidelity Bank, N.A. New Jersey. The original credit line of $20,000,000 has been reduced to $19,918,123. The reduction is caused by the partial repayment of $81,877 from the sale of Park 100 Building 10. The proceeds of the loan may be drawn upon as needed, and are used for tenant alterations, leasing commissions and certain other capital expenditures. The aggregate unpaid principal balance will become due on August 28, 1997 or if the duration of the Trust is extended, August 28, 1999. Individual loans may be extended each year until the expiration of the Agreement.

Interest accrues at an annual rate of either the bank's base rate, the LIBOR rate plus 1%, or the bank's Certificate of Deposit rate plus 1%. The Trust determines the interest rate option at the inception of each loan. As of June 30, 1995, $1,937,877 was available under the Agreement.

At June 30, 1995, thirteen credit notes totalling $18,062,123 were outstanding under this Agreement, all due in 1995. The weighted average interest rate at June 30, 1995 and December 31, 1994 was 6.92% and 6.23% respectively.

In connection with this Agreement, the Trust must comply with certain financial covenants and other restrictive provisions related to net worth, total debt and debt service. The Trust must show, each quarter, Minimum Tangible Net Worth, as defined in the declaration of Trust, to be greater than or equal to three times the aggregate value of the loans outstanding. The Trust must also show, each quarter, Distributable Cash of not less than 12.5% of the loans outstanding at the end of the quarter. At June 30, 1995, the Trust was in compliance with all financial covenants under the loan agreement.


<page 10>
                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              JUNE 30, 1995

NOTE 4 - ENVIRONMENTAL REMEDIATION LIABILITY

In December 1994, the Trust became aware of soil contamination at one of its smaller Park 100 properties in Indianapolis, Indiana. The contamination involved an underground storage tank. Based on information available at that time, the Trust recorded a loss contingency of $100,000 the year ended December 31, 1994. The Trust has since completed remediation proceedings and removed all contaminated soil from the site. On May 12, 1995, this property was sold for $285,000, resulting in a gain of $34,500.

NOTE 5 - SHAREHOLDERS' EQUITY

Shareholders' equity includes distributions in excess of accumulated net income of $47,918,390 at June 30, 1995. The net decrease in equity of $2,499,748 from December 31, 1994 is the result of cash dividends totalling $2,004,300 paid on March 1, 1995 and June 1, 1995, and a net loss for the six months ended June 30, 1995 of $495,448.

NOTE 6 - LITIGATION AND TENDER OFFER

On April 5, 1995, Richard M. Osborne, a stockholder of the Trust, commenced a lawsuit in the Massachusetts Probate Court against the Trust and all Trustees, seeking to have the Trustees removed for allegedly engaging in "a pattern of conduct" to waste the Trust's assets by liquidating the Trust and paying high advisory fees. On April 14, 1995, Mr. Osborne and another stockholder filed another suit, in the Massachusetts Superior Court, making virtually the same allegations of breach of fiduciary duty by the Trustees and asking for treble damages. On May 30, 1995, The Trust responded to both actions by answering the complaint and filing counterclaims.

On May 17, 1995, Black Bear Realty, Ltd., a newly-formed Ohio limited liability company, of which Richard M. Osborne is the sole managing member, commenced a tender offer to purchase all of the outstanding Capital Shares of the Trust upon the terms and subject to the conditions set forth in the Offer to Purchase dated May 17, 1995, and the related letter of Transmittal. The tender offer was originally scheduled to expire on June 14, 1995, but was ultimately extended to July 17, 1995.




<page 11>

                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              JUNE 30, 1995


On July 17, 1995, the Trust, the Advisor, and the Trustees entered into a Settlement and Standstill Agreement with Mr. Osborne, Black Bear Realty, Ltd., and Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company of which Osborne is the sole managing member (the "Fund"). Pursuant to the Settlement Agreement, the parties agreed, among other things, to execute a stipulation of dismissal with prejudice of all claims, counterclaims and/or third party claims that were asserted by the parties and a joint motion for dismissal in the Probate Action and the Superior Court Action. Each of Mr. Osborne and the Fund agreed to withdraw their request for a special meeting of the shareholders of the Trust to be called to consider certain matters relating to the liquidation of the Trust and Black Bear Realty, Ltd. agreed not to extend the expiration date of the Offer beyond the then current expiration date of July 17, 1995.

In consideration of the foregoing, the Trust agreed to pay Mr. Osborne an aggregate amount of $550,000. The Trust paid $550,000 to Mr. Osborne on July 19, 1995. The Advisor agreed to partially reimburse the Trust for settlement costs that were paid to Mr. Osborne or his affiliates pursuant to the Settlement Agreement. The amount of the reimbursement from the Advisor will not exceed $150,000 and will be paid only to the extent that the settlement costs pursuant to the Settlement Agreement exceed $400,000 net of any reimbursement received from the Trust's Directors and Officers liability insurance carrier. Consequently, the maximum cost to be incurred by the Trust will be $400,000, and that amount has been recorded in Portfolio management fees and other expenses for the six months ended June 30, 1995.

Also, in connection with the dismissal of the Osborne litigation, the Trust has agreed to pay the legal fees and expenses of the intervenor's counsel in the amount of $80,000, which has been recorded in Portfolio management fees and other expenses for the six months ended June 30, 1995.

Other significant costs included in Portfolio management fees and other expenses are $498,976 in legal costs related to the litigation and tender offer as described above, and the liquidation of the Trust ; $102,540 in investment banking fees related to the J.P. Morgan engagement, and $75,000 in information agent and mailing costs.



<page 12>

                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                              JUNE 30, 1995


NOTE 7 -      EVENTS SUBSEQUENT TO JUNE 30, 1995

On July 7, 1995, the Trust entered into a Purchase and Sale Agreement with Reckson FS Limited Partnership, a Delaware limited partnership, for the sale of its Huntington Business Campus property located in Melville, New York. The price for Huntington Business Campus is $11.475 million (subject to adjustment as provided for in the agreement), payable in cash. Closing is contingent upon the satisfactory completion of the purchaser's due diligence review and other customary conditions for transactions of this nature.

On July 13, 1995, the Trust repaid $13,144,000 of the revolving credit notes outstanding at June 30, 1995, with interest of $309,195 on the entire balance outstanding under the Agreement. The Trust concurrently borrowed $13,269,000 under the Agreement, with an interest rate of 6.25%, due on October 13, 1995.

On July 19, 1995, the Trust paid $550,000 to Mr. Richard Osborne in connection with the Settlement Agreement discussed in more detail in Note 6 to the Financial Statements.

On July 25, 1995, there was a small fire at the Trust's Huntington Business Campus II property, which was contained almost immediately. The damage from the fire was confined to a small area and the Trust believes that its property and casualty insurance plan will cover the costs of the fire. Therefore, the impact on the financial statements should not be material.

On August 3, 1995 the Board of Trustees declared a dividend of $0.09 per Income Share which will be paid on September 1, 1995, to Income Shareholders of record on August 17, 1995.

On August 11, 1995, the Trust entered into a Purchase and Sale Agreement with Equitable Real Estate Investment Management, Inc., a Delaware corporation, for the sale of its Maple Plaza property located in Parsippany, New Jersey. The price for Maple Plaza is $31.35 million (subject to adjustment as provided for in the agreement), payable in cash.

<page 13>

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

On June 2, 1995, in furtherance of the Board's desire to comply with the longstanding policy and intent of the Trust and in accordance with the Declaration, the Board adopted a series of resolutions to effect the liquidation and termination of the Trust, effective immediately prior to completion of the sale of the Trust's Park 100 property located in Indianapolis, Indiana. (On August 3, 1995, this resolution was amended so that the liquidation plan becomes effective immediately prior to the sale of the Trust's Park 100, Huntington Business Campus, or Maple Plaza properties, whichever occurs first. The resolutions, among other things, authorize certain officers of the Trust to sell or otherwise liquidate the remaining properties of the Trust upon such terms as may be approved by a majority of the Unaffiliated Trustees (as defined in the Declaration), and require that, after paying or adequately providing for the payment of all liabilities of the Trust, the Trustees shall distribute the remaining Trust Estate (as defined in the Declaration), in cash or in kind or partly each, among the shareholders of the Trust according to their respective rights under the Declaration.

The Trust entered into a Purchase and Sale Agreement dated June 7, 1995, with Security Capital Industrial Trust, a Maryland real estate investment trust, for the sale of the Trust's Park 100 property. The purchase price for Park 100 is $39.2 million (subject to adjustment as provided for in the agreement), which is payable in cash.




<page 14>

On July 7, 1995, the Trust entered into a Purchase and Sale Agreement with Reckson FS Limited Partnership, a Delaware limited partnership, for the sale of its Huntington Business Campus property located in Melville, New York. The purchase price for Huntington Business Campus is $11.475 million (subject to adjustment as provided for in the agreement), payable in cash. Closing is contingent upon the satisfactory completion of the purchaser's due diligence review and other customary conditions for transactions of this nature.

On August 11, 1995, the Trust entered into a Purchase and Sale Agreement with Equitable Real Estate Investment Management, Inc., a Delaware corporation, for the sale of its Maple Plaza property located in Parsippany, New Jersey. The purchase price for Maple Plaza is $31.35 million (subject to adjustment as provided for in the agreement), payable in cash.

The Trust's cash and cash equivalents totalled $2,509,589 at June 30, 1995, an increase of $256,514 over the December 31, 1994 balance of $2,253,075. The Trust's primary sources of funds are
(i) cash provided by operations set aside at the discretion of the Trustees subject to certain constraints set forth in the Declaration of Trust and (ii) a $19,918,123 revolving Credit Agreement with First Fidelity Bank, N.A. New Jersey (the "Credit Agreement"). As of June 30, 1995 and December 31, 1994, the Trust had loans outstanding of $18,062,123 and $16,975,000, respectively, under the Credit Agreement, an increase of $1,087,123 (6.4%). The increase is due to drawdowns made to replenish operating cash utilized for tenant alterations and leasing commissions in the fourth quarter of 1994 and the first quarter of 1995. The increase is offset by the mandatory prepayment on the line of credit due to the sale of the Park 100 Building 10 on May 12, 1995. The Trust is required to prepay portions of the Credit Line as assets are sold, but has the option to repay the entire Credit Line at any time.

The Trust's policy was to fund tenant alterations and leasing commissions utilizing the Credit Agreement (see notes 3 and 7 to the financial statements). However, since the Credit Agreement may be repaid using the proceeds from the sale of the Trust assets, future capital expenditures that previously qualified for financing could be funded from sales proceeds.




<page 15>

Other capital expenditures are reviewed, and at the discretion of the Trustees, may be funded entirely from property operations or financed, totally or in-part, under the Credit Agreement.
Capital expenditures for the six months ended June 30, 1995, totalled $356,378, including $323,435 for tenant alterations and leasing commissions financed under the Credit Agreement.

Excluding tenant alterations and leasing commissions, there are no more capital expenditures planned for the remainder of 1995. Tenant alterations and leasing commissions qualifying for financing, are projected to be approximately $694,000 for the remainder of 1995. The Trust may finance these in accordance with its policy. Of the total, approximately $640,000 is projected for Huntington Business Campus and $52,000 is projected for Park
100. The actual amount of such expenditures will depend on the number of new leases, the needs of the particular tenants, the timing of lease executions and the timing of property sales.

On May 12, 1995, the Trust sold one of its smaller Park 100 properties for $285,000, resulting in a gain of $34,500.

Cash provided by operating activities for the six months ended June 30, 1995 was $1,264,163. This was $292,451 (15.5%) less than the $1,556,614 for the corresponding period of 1994. This was partly due to a decrease of $260,618 in income before depreciation and amortization for the six months ended June 30, 1995 versus 1994 as described under Results of Operations.

For the six months ended June 30, 1995, the Trust paid cash dividends totalling $2,004,300 ($0.18 per income share). This amount represents distributable cash generated from fourth quarter 1994 and first quarter 1995 operations. This is a 100% increase from dividends totalling $1,002,150 ($0.09 per income share) paid during the first six months of 1994. This was primarily due to higher occupancy at the Trust's properties for the six months ended June 30, 1995 versus 1994.

It is the intent of the Trust to continue to distribute on an annual basis all of the Distributable Cash generated from operations and to comply with Sections 856 through 860 of the Internal Revenue Code.


<page 16>

The sale of Park 100 and the Huntington Business Campus, together with the potential sale of the Maple Plaza property, located in Parsippany, Morris County, New Jersey, at a price equal to the highest cash bid received to date, could result in a distribution to holders of Income Shares upon liquidation of the Trust of over $5.00 per Income Share. There would be no available distribution to holders of Capital Shares. This assumes liquidation takes place in December 1995, and includes estimates for commissions and state and local taxes related to the sales, and other expenses related to the liquidation of the Trust.

Management anticipates that ongoing operations and the Credit Agreement will satisfy the Trust's liquidity needs through 1996. Loans under the Credit Agreement mature annually, but each may be extended for additional periods until the agreement expires. Management anticipates that the Credit Line will be paid off with the proceeds from the sale of the Trust assets, but could extend the maturity of outstanding loans under this agreement.

(b)   Results of Operations

Year-to-date 1995 as compared with year-to-date 1994
Income from property operations before depreciation and amort-ization for the six months ended June 30, 1995, was $4,043,329. This was an increase of $1,071,805 (36.1%) from $2,971,524 for the corresponding period of 1994. Property revenues increased $966,432 (17.6%) to $6,451,325 for the first six months of 1995 from $5,484,893 for the corresponding period of 1994 primarily due to increased occupancy at Maple Plaza and Huntington Business Campus.

Property operating expenses decreased $105,373 (4.2%) for the first six months of 1995 as compared to the corresponding period of 1994. The increase was caused primarily by lower snow removal costs at Maple Plaza.

As more fully discussed in Note 4 to the Financial Statements, environmental remediation proceedings at one of the Trust's Park 100 properties were completed during the first quarter of 1995. The Trust had accrued $100,000 to cover the cost of the proceedings in the 12/31/94 financial statements; no further accruals are deemed necessary at this time.



<page 17>

Depreciation and amortization expense for the six months ended
June 30, 1995 increased $329,243 (18.4%) from the corresponding period of 1994. This increase was due to depreciation on capital expenditures made during 1994.

Interest income for the six months ended June 30, 1995 increased
$47,212 (439.5%) from the corresponding period of 1994. This was the result of increased balances invested and higher interest rates.

Interest expense for the six months ended June 30, 1995 increased
$281,132 (79.3%) from the corresponding period of 1994. This was the result of higher outstanding balances under the Agreement, and higher interest rates.

Portfolio management fee and other expenses for the six months ended June 30, 1995 increased $1,133,003 (151.7%) from the corresponding period of 1994. As more fully discussed in Note 6 to the Financial Statements, this increase was due to $400,000 for the Settlement Agreement with Mr. Osborne and Black Bear Realty, Ltd,; $75,000 in information agent and mailing costs related to the litigation and tender offer; $498,976 in legal costs related to the litigation and tender offer, and the liquidation of the Trust; $102,540 in investment banking fees related to the J.P. Morgan engagement; and other expenses in connection with the liquidation of the Trust.


Second quarter 1995 as compared with second quarter 1994
Income from property operations before depreciation and amortization for the second quarter 1995 was $2,066,940, an increase of $460,021 (28.6%) from the $1,606,919 for the corresponding period of 1994. Property revenues increased $547,659 (19.9%) to $3,294,820 for the second quarter of 1995 from $2,747,161 for the second quarter of 1994 primarily due to increased occupancy at the properties.

Property operating expenses for the second quarter of 1995 were $1,227,880, an increase of $87,638 (7.7%) from $1,140,242 for the corresponding period of 1994.

Depreciation and amortization expense for the second quarter of 1995 increased $235,414 (28.8%) from the corresponding period of 1994. This increase was due to depreciation on additional capital expenditures.


<page 18>

Interest income for the second quarter of 1995 increased $27,051
(542.7%) from the corresponding period of 1994. This was the result of increased balances invested and higher interest rates.

Interest expense for the second quarter of 1995 increased
$143,646 (77.4%) from the corresponding period of 1994. This was the result of higher outstanding balances under the Agreement, and higher interest rates.

Portfolio management fees and other expenses for the second quarter of 1995 increased $960,305 (261.3%) from the corresponding period of 1994. As more fully discussed in Note 6 to the Financial Statements, this increase was primarily due to $400,000 for the Settlement Agreement with Mr. Osborne and Black Bear Realty, Ltd.; $75,000 in information and mailing costs related to the litigation and tender offer; $498,976 in legal costs related to the litigation and tender offer, and the liquidation of the Trust; and other expenses in connection with the liquidation of the Trust.

Property leasing activity

As of June 30, 1995 and December 31, 1994, Maple Plaza was 97% leased. No leases are scheduled to expire during 1995.

As of June 30, 1995, the Huntington Business Campus was 74% leased, compared to 100% at December 31, 1994. AT&T vacated approximately 40,000 square feet during the second quarter of 1995. The Trust is currently in negotiations with prospective tenants. No other leases are scheduled to expire during 1995.

As of June 30, 1995, Park 100 was 95% leased, as compared to 93% as of December 31, 1994. During the six months ended June 30, 1995, the Trust signed five leases totalling 16,200 square feet (1.2% of Park 100), and three leases totalling 7,200 square feet (0.5% of Park 100) expired. During the remainder of 1995, an additional 26 leases, covering approximately 264,600 square feet (19% of Park 100), are scheduled to expire. The Trust is marketing the space and is discussing renewal terms with its current tenants.

There were no other changes in significant tenants, the principal businesses of those tenants, or occupations or professions carried on in any of the Trust's properties during the three months ended June 30, 1995.


<page 19>

The current conditions in the office markets that the properties are located in continue to improve. Although rental rates on new leases have not increased significantly, leasing activity has increased and rental concessions to attract new tenants have been reduced. As a result, the Trust's results of operations and distributable cash for the period ended June 30, 1995 are higher than for the corresponding period in 1994.


Reconciliation of Net Income (Loss) to Distributable Cash

Management believes that the following table is useful in
understanding the sources of the dividends available to Income
Shareholders and potential investors and assessing the cash flows from the Trust.
                                    Six Months             Three Months
                                      Ended                   Ended
                                     June 30,                June 30,
                                 1995       1994         1995        1994
Net (loss) income           $ (495,448)  $  94,413  $ (577,223)   $240,570
Depreciation and
  amortization               2,115,784   1,786,541   1,053,679     818,264
Net sales proceeds,
  Park 100, Building 10        184,029           0     184,029           0
Provision for doubtful
  accounts, net of
   write-offs                        0         610       4,202         459
Net rental concessions
  earned                      (156,983)    (88,881)    (77,416)    (22,220)
(Increase) decrease in
  cash reserve                 356,918    (567,833)    414,879    (368,974)

Distributable Cash          $2,004,300  $1,224,850  $1,002,150    $668,100

Distributable Cash
  per Income Share          $     0.18  $     0.11  $     0.09    $   0.06









<page 20>

               PART II

Item 1.  Legal Proceedings

On April 5, 1995, Richard M. Osborne, a stockholder of the Trust, commenced a lawsuit in the Massachusetts Probate Court against the Trust and all Trustees, seeking to have the Trustees removed for allegedly engaging in "a pattern of conduct" to waste the Trust's assets by liquidating the Trust and paying high advisory fees. On April 14, 1995, Mr. Osborne and another stockholder filed another suit, in the Massachusetts Superior Court, making virtually the same allegations of breach of fiduciary duty by the Trustees and asking for treble damages. On May 30, 1995, the Trust responded to both actions by answering the complaint and filing counterclaims.

On July 17, 1995, the Trust, the Advisor, and the Trustees entered into a Settlement and Standstill Agreement with Mr. Osborne, Black Bear Realty, Ltd., and Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company of which Osborne is the sole managing member (the "Fund"). Pursuant to the Settlement Agreement, the parties agreed, among other things, to execute a stipulation of dismissal with prejudice of all claims, counterclaims, and/or third party claims that were asserted by the parties and a joint motion for dismissal in the Probate Action and the Superior Court Action. Each of Mr. Osborne and the Fund agreed to withdraw their request for a special meeting of the shareholders of the Trust to be called to consider certain matters relating to the liquidation of the Trust and Black Bear Realty, Ltd. agreed not to extend the expiration date of the Offer beyond the then current expiration date of July 17, 1995.

Item 2. Changes in Securities


None


Item 3. Defaults Upon Senior Securities


None


Item 4. Submission of Matters to a Vote of Security Holders


None


<page 21>

Item 5. Other Information


None


Item 6. Exhibits and Reports on Form 8-K

Reporting Date:  April 25, 1995.  Item Reported:  Item 5, Other
Events. The Trust reported the legal proceeding discussed in the first paragraph in Part II, Item 1. above.

Reporting Date:  May 10, 1995.  Item Reported:  Item 5, Other
Events. The Trust reported first quarter 1995 dividend and earnings, and the re-election of its five Trustees.

Reporting Date: June 20, 1995. Item Reported: Item 5, Other Events. The Trust reported that it had entered into a Purchase and Sale Agreement, dated June 7, 1995, with Security Capital Industrial Trust for the sale of the Trust's Park 100 property located in Indianapolis, Indiana. In addition, the Trust reported that the Board had adopted a series of resolutions to effect the liquidation and termination of the Trust, effective immediately prior to completion of the sale of Park 100.

Reporting Date: August 4, 1995. Item Reported: Item 5, Other Events. The Trust reported that on July 17, 1995, the Trust, The Prudential Realty Advisors, Inc. and the trustees of the Trust, entered into a Settlement and Standstill Agreement with Richard M. Osborne, Turkey Vulture Fund XIII, Ltd., and Black Bear Realty, Ltd. In addition, the Trust reported second quarter 1995 dividend and earnings.



<page 22>

               S I G N A T U R E






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                     Prudential Realty Trust
                          Registrant








Date:   August 15, 1995                 By: /s/ James W. McCarthy
                                             James W. McCarthy
                                              Vice President,
                                               Comptroller and
                                               Principal Accounting
                                               Officer