Form 10-Q
period 1995-09-30
PRUDENTIAL REALTY TRUST
filed 1995-11-14
CIK 771641

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

The number of shares outstanding as of November 14, 1995 was 11,135,000 Income Shares of Beneficial Interest ($.Ol par value, $8.00 stated value) and 11,135,000 Capital Shares of Beneficial Interest ($.Ol par value).

<page 2>

                      PRUDENTIAL REALTY TRUST
                            (Registrant)

                               INDEX

Part I - Financial Information                                Page
Item 1.  Financial Statements (Unaudited)

     Statement of Net Assets - September 30, 1995
          and July 1, 1995                                       3

     Balance Sheet - December 31, 1994 and
          June 30, 1995                                          4

     Statements of Operations - Six months ended
          June 30, 1995; nine months ended
          September 30, 1995; three months ended
          September 30, 1995                                     5

     Statements of Cash Flows - Six months ended
          June 30, 1995;  nine months ended
          September 30, 1994                                     6

     Statement of Changes in Net Assets                          7

     Notes to Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  14


Part II - Other Information

Item 1.  Legal Proceedings                                      17

Item 2.  Changes in Securities                                  17

Item 3.  Defaults Upon Senior securities                        17

Item 4.  Submission of Matters to a Vote of Security
           Holders                                              17

Item 5.  Other Information                                      18

Item 6.  Exhibits and Reports on Form 8-K                       18

Signature                                                       19


<page 3>

                            PRUDENTIAL REALTY TRUST
                            STATEMENT OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)


                                      September 30,     July 1,
                                         1995            1995
ASSETS
Cash and cash equivalents (Note 1)    $30,559,531     $ 2,509,589
Real estate owned                      29,470,718      77,109,942
Accounts receivable                     1,896,624       1,945,469

Total assets                           61,926,873      81,565,000

LIABILITIES
Accounts payable and accrued expenses   3,137,280       4,517,295
Loans payable (Note 3)                          0      18,062,123
Due to advisor                            483,290         250,312
Security deposits                         143,687         405,046
Other liabilities                               0          97,651

Total liabilities                       3,764,257      23,332,427

Commitments (Note 1)

Net assets                            $58,162,616     $58,232,573

Income Shares issued and outstanding   11,135,000      11,135,000

Capital Shares issued and outstanding  11,135,000      11,135,000














See Notes to Financial Statements.

<page 4>

                           PRUDENTIAL REALTY TRUST
                                BALANCE SHEET
                            (going concern basis)


                                           June 30,      December 31,
                                             1995           1994
ASSETS                                   (Unaudited)      (Audited)
Real Estate owned (net of accumulated
  depreciation and amortization and
  impairment of $55,011,433 in 1995
  and $52,954,244 in 1994)                $69,523,975    $71,514,788
Cash and cash equivalents                   2,509,589      2,253,075
Accounts receivable (net of allowance
  for doubtful accounts of $11,552
  in 1995 and 1994)                           620,469        486,148
Prepaid expenses                              239,455         83,333
Deferred rent receivables                   2,523,701      2,366,718
Deferred financing costs (net of
    accumulated amortization of $95,750
    in 1995 and $75,000 in 1994)               56,250         75,000
  TOTAL ASSETS                            $75,473,439    $76,779,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and
  accrued expenses                        $ 2,506,295    $ 2,376,430
Loans payable (Notes 3)                    18,062,123     16,975,000
Due to advisor (Note 2)                       250,312        276,108
Security deposits                             405,046        403,443
Other liabilities                              97,651         96,321
TOTAL LIABILITIES                          21,321,427     20,127,302

Income Shares ($.01 par value,$8.00 stated
  value) 11,135,000 shares authorized,
  issued and outstanding                   89,080,000     89,080,000
Capital Shares ($.01 par value) 11,135,000
 shares authorized, issued and outstanding    111,350        111,350

Paid-in-capital                            12,879,052     12,879,052

Distributions in excess of
 accumulated net income                   (47,918,390)   (45,418,642)

Total Shareholders' Equity                 54,152,012     56,651,760

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $75,473,439    $76,779,062

See Notes to Financial Statements.

<page 5>

                              PRUDENTIAL REALTY TRUST

                             STATEMENTS OF OPERATIONS
                              (going concern basis)
                                   (Unaudited)



                           Six Months    Nine Months     Three Months
                             Ended          Ended           Ended
                            June 30,     September 30,   September 30,
                              1995           1994            1994
REVENUES
Property revenue           $6,451,325    $ 8,467,791    $ 2,982,898

EXPENSES

Operating expenses          2,407,996      3,817,853      1,304,484
Depreciation and
   amortization             2,115,784      2,771,524        984,983

Total expenses from
   operations               4,523,780      6,589,377      2,289,467

 Income from operations     1,927,545      1,878,414        693,431

Interest income                57,954         22,814         12,072
Interest expense              635,774        558,938        204,296
Portfolio management fee
  and other expenses        1,879,673      1,107,368        360,698
Gain on sale of property       34,500              0              0

   NET (LOSS) INCOME       $ (495,448)   $   234,922    $   140,509

   NET (LOSS)
     PER INCOME SHARE      $    (0.04)   $      0.02    $      0.01

   Number of shares of each
    class outstanding      11,135,000     11,135,000     11,135,000







See Notes to Financial Statements.


<page 6>
                            PRUDENTIAL REALTY TRUST
                            STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                               (going concern basis)
                                   (Unaudited)

                                          Six Months      Nine Months
                                              Ended            Ended
                                           June 30,      September 30,
                                               1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                           $ (495,448)    $  234,922
 Adjustments to reconcile net (loss)
   income to net cash provided by
    operating activities:
     Depreciation and amortization            2,115,784      2,771,524
     Net rental concessions earned             (156,983)      (182,161)
     Changes in assets and liabilities:
       (Increase) in accounts receivable,
        prepaid expenses, and deferred
        financing costs                        (271,693)      (264,145)
       (Decrease) increase in accounts
        payable and accrued expenses, due
        to advisor, security deposits
        and other liabilities                   107,003        194,226
     Gain on sale of property                   (34,500)             0
 Net cash provided by operating activities    1,264,163      2,754,366

 CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to real estate owned               (356,378)    (2,786,120)
  Proceeds on sale of property                  265,906              0
Net cash used in investing activities           (90,472)    (2,786,120)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment on credit agreement              (16,001,877)    (8,522,000)
  Drawdown on credit agreement                17,089,000     11,297,000
  Distributions to Income Shareholders        (2,004,300)    (1,670,250)
Net cash (used in) provided by
  financing activities                          (917,177)     1,104,750

Net increase in cash and cash equivalents        256,514      1,072,996

Cash and Cash equivalents-Beginning of period  2,253,075        516,908

Cash and Cash equivalents-End of period       $2,509,589     $1,589,904
Supplemental information:
  Interest paid                               $  583,348     $  482,719
  Taxes paid, state and local                 $   75,000     $   52,079

See Notes to Financial Statements


<page 7>
                      PRUDENTIAL REALTY TRUST
                 STATEMENT OF CHANGES IN NET ASSETS
                   (in process of liquidation)


Net assets - going concern basis - June 30, 1995       $54,152,012

Estimated gain on sale of Park 100                       5,352,689

Estimated loss on sale of Huntington
   Business Campus                                      (2,612,924)

Estimated gain on sale of Maple Plaza                    4,846,202

Adoption of liquidation basis of accounting             (2,819,406)

Expected Trust net loss to expected date
   of liquidation                                         (686,000)

   Net Assets - Liquidation basis - July 1, 1995       $58,232,573

Decrease in estimated gain on sale of Park 100             (98,173)

Decrease in estimated loss on sale of Huntington
     Business Campus                                       586,838

Increase in estimated gain on sale of Maple Plaza          462,718

Provision for estimated Huntington Business
   Campus fire costs                                      (905,000)

Changes in expected Trust net loss to expected
   date of liquidation                                    (116,340)

   Net assets in liquidation - September 30, 1995      $58,162,616










See Notes to Financial Statements.

<page 8>

                          PRUDENTIAL REALTY TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                             SEPTEMBER 30, 1995



NOTE 1 - SUMMARY TRUST DESCRIPTION AND BASIS OF FINANCIAL
         STATEMENT PREPARATION

Prudential Realty Trust, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated June 19, 1985 and amended August 20, 1985. Since its inception, the Trust has qualified as a real estate investment trust in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and anticipates that it will qualify as a real estate investment trust under the Code for the period ended September 30, 1995.

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

The Trust entered into a Purchase and Sale Agreement dated June 7, 1995, with Security Capital Industrial Trust, a Maryland real estate investment trust, for the sale of the Trust's Park 100 property. On August 23, 1995, the Trust completed the sale for a sales price of $38.8 million, with net proceeds to the Trust of $37.3 million.

<page 9>

                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                           SEPTEMBER 30, 1995


Since the liquidation plan became effective July 1, 1995, the accounting principles of the Trust changed to a liquidation basis with the principal effect being that all assets are being carried at net realizable value and liabilities have been stated at their estimated settlement amounts. Net realizable value is generally calculated as the sales price of the Trust assets less costs associated with the closing, including selling commissions, expenses and additional taxes related to the sale.

On July 7, 1995, the Trust entered into a Purchase and Sale Agreement with Reckson FS Limited Partnership, a Delaware limited partnership, for the sale of its Huntington Business Campus property located in Melville, New York. On September 27, 1995, the Trust completed the sale for a sales price of $11.4 million, with net proceeds to the Trust of $11.1 million.

On August 11, 1995, the Trust entered into a Purchase and Sale Agreement with Equitable Real Estate Investment Management, Inc., a Delaware corporation, for the sale of its Maple Plaza property located in Parsippany, New Jersey. On November 6, 1995, the Trust completed the sale for a sales price of $30 million, with net proceeds to the Trust of $29.5 million.

The Trust had become aware that in years prior to 1993 it did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the Trust as a real estate investment trust in years prior to 1993 was uncertain even though the Trust believed that the substantive requirements of the Code were satisfied. The Prudential Realty Advisors, Inc., (the "Advisor") had agreed to indemnity the Trust against any resulting taxes and related costs Trust may have incurred. As the statute of limitations expired on September 15, 1995, the Trust does not believe that there will be any adverse effect on its results of operations or financial condition.
Since the Trust intends to distribute all of its net taxable income to its shareholders, no provision has been made for federal income taxes. The Trust pays applicable state and local taxes.


<page 10>
                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                           SEPTEMBER 30, 1995

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because the Trust has adopted the liquidation basis of accounting on July 1, 1995, a balance sheet, statement of operations, and statement of cash flows are not provided for the period subsequent to June 30, 1995. For further information, refer to the financial statements and notes thereto included in the Trust's December 31, 1994, Annual Report on Form 10-K.

NOTE 2 - RELATED PARTY TRANSACTIONS

Transactions between the Trust and its affiliates for the six months ended June 30, 1995 and the nine months ended September 30, 1994 are summarized below.
                                 Six Months      Nine Months
                                   Ended           Ended
                                   June 30,      September 30,
                                    1995            1994
Fees incurred for asset
management and other advisory
services, provided by the
advisor                           $ 498,100       $  674,975

Fees incurred for property
management, construction
management and leasing
services, provided by PREMISYS
Real Estate Services, Inc.        $ 280,957       $  377,277

Rental revenue earned from space
leased to various affiliates of
the Advisor, excluding expense
recoveries                        $ 703,164       $1,016,643

<page 11>


                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                           SEPTEMBER 30, 1995



Refer to Note 4, Litigation and Tender Offer, regarding a reimbursement of settlement costs the Advisor has agreed to make to the Trust.


NOTE 3 - REVOLVING CREDIT AGREEMENT

The Trust had a revolving Credit Agreement (the "Agreement") with
First Fidelity Bank, N.A. New Jersey.  The loan was paid off on
August 24, 1995 with proceeds from the sale of Park 100.


NOTE 4 - LITIGATION AND TENDER OFFER

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





<page 12>

                   PRUDENTIAL REALTY TRUST
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)
                    SEPTEMBER 30, 1995



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

Also, in connection with the dismissal of the Osborne litigation, the Trust has agreed to pay the legal fees and expenses of the intervenor's counsel in the amount of $80,000.

Other significant costs are $611,622 in legal costs related to the litigation and tender offer, and the liquidation of the Trust; $102,540 in investment banking fees related to the J.P. Morgan engagement, and $75,000 in information agent and mailing costs.


<page 13>


                         PRUDENTIAL REALTY TRUST
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                           SEPTEMBER 30, 1995


NOTE 5 -    EVENTS SUBSEQUENT TO SEPTEMBER 30, 1995

On November 6, 1995, the Trust completed the sale of its Maple
Plaza properties for a sales price of $30 million, with net proceeds to the Trust of $29.5 million.

As the Trust completed the sale of all its real estate assets, and in accordance with its plan of liquidation, the Trust will be terminated on December 1, 1995. The share transfer books of the Trust will be closed on November 16, 1995 and there will be no further trading in Income Shares after that date. Trading in the Capital Shares was suspended by the New York Stock Exchange on November 7, 1995. Upon the termination of the Trust, the Trust will file a Form 15 with the Securities and Exchange Commission to terminate its reporting obligations under the Securities Exchange Act of 1934.

The Trust also announced that a distribution in the amount of $5.30 per Income Share will be made on December 1, 1995 to Income
Shareholders of record on November 16, 1995. No distribution will be made to Capital Shareholders.

The remaining assets and liabilities of the Trust will be transferred on December 1, 1995 to a liquidating trust. The Income Shareholders as of November 16, 1995 will be holders of beneficial interests in the liquidating trust in proportion to their former interests as Income Shareholders. Beneficial Interests in the liquidating trust will not be transferable, except upon death by will or intestate succession or by operation of law.











<page 14>


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

The Trust entered into a Purchase and Sale Agreement dated June 7, 1995, with Security Capital Industrial Trust, a Maryland real estate investment trust, for the sale of the Trust's Park 100 property. On August 23, 1995, the Trust completed the sale for a sales price of $38.8 million, with net proceeds to the Trust of $37.3 million.

On July 7, 1995, the Trust entered into a Purchase and Sale Agreement with Reckson FS Limited Partnership, a Delaware limited partnership, for the sale of its Huntington Business Campus property located in Melville, New York. On September 27, 1995, the Trust completed the sale for a sales price of $11.4 million, with net proceeds to the Trust of $11.1 million.







<page 15>


On July 25, 1995, there was a fire at the Trust's Huntington
Business Campus property, which was contained almost immediately.
The total cost of the fire damage as of November 14, 1995 was approximately $960,000. A claim has been submitted to the Trust's insurance carrier and management believes that a significant portion of the cost will be reimbursed. However, no reimbursement has been included in net assets in process of liquidation at September 30, 1995.

On August 11, 1995, the Trust entered into a Purchase and Sale Agreement with Equitable Real Estate Investment Management, Inc., a Delaware corporation, for the sale of its Maple Plaza property located in Parsippany, New Jersey. On November 6, 1995, the Trust completed the sale for a sales price of $30 million, with net proceeds to the Trust of $29.5 million.

The Trust's cash and cash equivalents totalled $30,559,531 at September 30, 1995, an increase of $28,306,456 over the December 31, 1994 balance of $2,253,075. The increase in cash is primarily due to $48.4 million in proceeds from the sale of two of the Trust's properties, offset by the retirement on August 24, 1995 of the Trust's line of credit of $18.2 million.

Capital expenditures for the nine months ended September 30, 1995, totalled $463,184.

For the nine months ended September 30, 1995, the Trust paid cash dividends totalling $3,006,450 ($0.27 per income share). This amount represents distributable cash generated from fourth quarter 1994 and first and second quarter 1995 operations. This is an 80% increase compared to dividends of $1,670,250 ($0.15 per income share) paid during the first nine months of 1994. This was primarily due to higher occupancy at the Trust's properties for the nine months ended September 30, 1995 versus 1994.

On November 6, 1995, the Trust completed the sale of its Maple
Plaza properties for a sales price of $30 million, with net proceeds to the Trust of $29.5 million.






<page 16>


As the Trust completed the sale of all its real estate assets, and in accordance with its plan of liquidation, the Trust will be terminated on December 1, 1995. The share transfer books of the Trust will be closed on November 16, 1995 and there will be no further trading in Income Shares after that date. Trading in the Capital Shares was suspended by the New York Stock Exchange on November 7, 1995. Upon the termination of the Trust, the Trust will file a Form 15 with the Securities and Exchange Commission to terminate its reporting obligations under the Securities Exchange Act of 1934.

The trust also announced that a distribution in the amount of $5.30 per Income Share will be made on December 1, 1995 to Income
Shareholders of record on November 16, 1995. No distribution will be made to Capital Shareholders.

The remaining assets and liabilities of the Trust will be transferred on December 1, 1995 to a liquidating trust. The Income Shareholders as of November 16, 1995 will be holders of beneficial interests in the liquidating trust in proportion to their former interests as Income Shareholders. Beneficial Interests in the liquidating trust will not be transferable, except upon death by will or intestate succession or by operation of law.


(b) Results of Operations

As a result of the Trust adopting liquidation accounting in accordance with generally accepted accounting principles as of July 1, 1995 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1995 and 1994 periods.














<page 17>

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





<page 18>


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

Reporting Date: September 7, 1995. Items Reported: Item 2, Acquisition or Dispostion of Assets and Item 5, Other Events.
The Trust reported that on August 23, 1995, the Trust completed the sale of its Park 100 properties for a sales price of $38.8 million, with net proceeds of $37.3 million. The Trust also reported that it entered into an Amended and Restated Purchase and Sale Agreement, dated August 23, 1995, with Reckson Operating Partnership, L.P. for the sale of the Trust's Huntington Business Campus properties located in Melville, Long Island, New York.

Reporting Date: October 27, 1995. Items Reported: Item 2, Acquisition or Disposition of Assets and Item 5, Other Events. The Trust reported that on September 27, 1995, the Trust completed the sale of its Huntington Business Camous I & II properties for a sales price of $11.4 million, with net proceeds of $11.1 million. The Trust also reported that Thomas F. Murray, an unaffiliated Trustee of the Trust, passed away on October 10, 1995.

Reporting Date:  November 8, 1995.  Item Reported:  Item 5, Other
Events. The Trust announced that it completed the sale of its Maple Plaza properties for a sales price of $30 million, with net proceeds to the Trust of $29.5 million.



<page 19>


As the Trust completed the sale of all its real estate assets, and in accordance with its plan of liquidation, the Trust will be terminated on December 1, 1995. The share transfer books of the Trust will be closed on November 16, 1995 and there will be no further trading in Income Shares after that date. Trading in the Capital Shares was suspended by the New York Stock Exchange on November 7, 1995.

The Trust also announced that a distribution in the amount of $5.30 per Income Share will be made on December 1, 1995 to Income
Shareholders of record on November 16, 1995. No distribution will be made to Capital Shareholders.

The remaining assets and liabilities of the Trust will be transferred on December 1, 1995 to a liquidating Trust. The Income Shareholders as of November 16, 1995 will be holders of beneficial interests in the liquidating trust in proportion to their former interests as Income Shareholders. Beneficial Interests in the liquidating trust will not be transeferable, except upon death by will or intestate succession or by operation of law.


<page 20>



                     S I G N A T U R E





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                     Prudential Realty Trust
                            Registrant








Date:  November 14, 1995             By: /s/ James W. McCarthy
                                       James W. McCarthy
                                       Vice President,
                                       Comptroller and
                                       Principal Accounting
                                       Officer